Form 10-Q
period 1995-04-30
COMPUTRAC INC
filed 1995-06-12
CIK 720507

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                      FORM 10-Q

       [X]        Quarterly Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

                    For the Quarterly Period Ended April 30, 1995

                                         OR

       [ ]        Transition Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934


                            Commission file number 1-9115


                                   COMPUTRAC, INC.
               (Exact name of registrant as specified in its charter)

                                TEXAS                  75-1540265
                           (State or other           (I.R.S. Employer
                           jurisdiction of            Identification No.)
                           incorporation or
                           organization)

                                 222 Municipal Drive
                              Richardson, Texas  75080
                      (Address of principal executive offices)

                            Telephone No. (214) 234-4241



                (Former name, former address and former fiscal year,
                           if changed since last report.)


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
       days:  Yes   X    No _____

       As of May 31, 1995 there were 6,098,584 shares of the registrant's $.01 par value common stock outstanding.

                                   CompuTrac, Inc.

                                        INDEX

                           PART I.  FINANCIAL INFORMATION

                                                                     Page No.

       Item 1.        Financial Statements:

                      Consolidated Balance Sheets-
                        April 30, 1995 (unaudited)
                        and January 31, 1995                              3-4

                      Consolidated Statements of Operations-
                        Three-month period ended April 30, 1995
                        and 1994 (unaudited)                                5

                      Consolidated Statements of Cash Flows-
                        Three-month period ended April 30, 1995
                        and 1994 (unaudited)                              6-7

                      Notes to Consolidated Financial Statements

       Item 2.        Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations                                       9-10

       Item 3.        Exhibit I - Annual Report to Shareholders
                           for the fiscal year ended January 31, 1995


                             PART II. OTHER INFORMATION

       Item 6(a.)     Exhibits                                             11


       Item 6(b.)     Reports on Form 8-K                                  11


                      Signatures                                           12
       ______

       Note: Items 1 through 5 of Part II are omitted because they are not applicable.

                                   CompuTrac, Inc.

                             CONSOLIDATED BALANCE SHEETS

                                       ASSETS

                                                         April 30,     January 31,
                                                           1995            1995
                                                        (unaudited)
       Current assets:

        Cash and cash equivalents                     $   1,356,590   $  1,499,733

        Short-term investments                            3,132,891      2,881,030

        Accounts receivable, net of allowance of
          $226,000 and $286,000 at April 30 and
          January 31, 1995, respectively                  1,097,938      1,160,516

        Unbilled revenue                                  1,014,854        966,102

        Other current assets                                454,713        482,608
        Total current assets                              7,056,986      6,989,989

       Property, furniture and equipment, and
        capitalized software, at cost, net of
        accumulated depreciation and amortization
        of $8,364,083 and $8,129,094 at April 30
        and January 31, 1995, respectively                3,246,798      3,248,916

       Other assets                                         354,300        338,120
       Total assets                                   $  10,658,084   $ 10,577,025


       See accompanying Notes to Financial Statements (unaudited) and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                   CompuTrac, Inc.

                             CONSOLIDATED BALANCE SHEETS

                        LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                April 30,    January
                                                                   1995          199
                                                               (unaudited)
       Current liabilities:

         Accounts payable                                     $    308,110 $      39
         Accrued expenses                                          339,951        26
         Accrued contract completion costs                         341,955        38
         Accrued contract settlement liabilities                   268,714        31
         Deferred systems revenues                                 157,951        13
         Short-term mortgage note payable                           64,930         6

         Total current liabilities                               1,481,611      1,56
         Long-term mortgage note payable                           326,924        34
         Total liabilities                                       1,808,535      1,90

       Shareholders' equity:

         Preferred stock, $1.00 par value, 2,000,000 shares
          authorized, no shares issued and outstanding
         Common stock, $.01 par value, 13,000,000 shares
          authorized, 6,932,242 and 6,910,692 shares issued,
          respectively                                              69,322         6
         Additional paid-in capital                              9,971,758      9,94
         Retained earnings                                       1,660,987      1,50

       Less:

         Treasury stock 839,256 shares, at cost                  2,852,518      2,85
         Total shareholders' equity                              8,849,549      8,67
         Total liabilities and shareholders' equity           $ 10,658,084 $   10,57


       See accompanying Notes to Financial Statements (unaudited) and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                   CompuTrac, Inc.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                                                                  Three-month period
                                                                   ended April 30,
                                                                  1995          1994

       Operating revenues from continuing operations:
         System sales                                         $  140,109    $   500,
         Services and support                                  1,160,325      1,524,
                                                               1,300,434      2,024,
       Costs and expenses:
         Cost of systems hardware                                 90,554        313,
         Operating expenses                                      555,120        524,
         Selling, general and administrative expenses            517,941        758,
         Software development                                     48,100        154,
                                                               1,211,715      1,750,

       Operating income from continuing operations                88,719        273,
       Non-operating income (loss)                                64,925       (13,3
       Income from continuing operations before income taxes     153,644        260,
       Provision (benefit) for income taxes
       Income from continuing operations                      $  153,644    $   260,

       Discontinued operations, net of related income taxes
         Loss from discontinued operations of MediaMagic                      (161,9
         Loss on disposal of MediaMagic
       Net income                                             $  153,644    $    98,


       Income from continuing operations per
         common share                                         $      .03    $
       Loss from discontinued operations per
         common share                                         $                   (.

       Net income per common share                            $      .03    $

       Weighted average shares outstanding:                    6,098,603      6,032,


       See accompanying Notes to Financial Statements (unaudited) and Management's Discussion and Analysis of Financial Condition and Results of Operations.


                                   CompuTrac, Inc.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                               Three-month period
                                                                ended April 30,
                                                               1995         1994
       Cash flows from operating activities:

          Net income                                       $  153,644   $    98,362

          Adjustments to reconcile net income to net cash provided by operating activities:

          Depreciation and amortization                       234,989       252,159

          Changes in current assets and liabilities:

           Accounts receivable                                 62,578        24,987
           Unbilled revenues                                 (48,752)       728,263
           Other current assets                                27,895      (24,917)
           Accounts payable and accrued expenses             (90,375)     (433,201)
           Accrued expenses                                  (18,472)     (334,815)
           Deferred systems revenue                            26,953     (279,700)
          Net cash provided by operating activities           348,460        31,138


       See accompanying Notes to Financial Statements (unaudited) and Management's Discussion and Analysis of Financial Condition and Results of Operation.


                                   CompuTrac, Inc.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                     (Unaudited)

                                                                  Three-month period
                                                                    ended April 30,
                                                                   1995        1994
       Cash flows from investing activities:

           Additions to property, furniture and
            equipment and capitalized software costs           $(232,871)  $ (130,13
           (Purchase) sale of short-term investment             (251,861)      196,0
           Additions to other assets                             (16,180)     (14,22
           Net cash (used in) provided by investing activities  (500,912)       51,6

       Cash flows from financing activities:

           Issuance of common stock                                24,604       23,5
           Payments of mortgage note payable                     (15,295)     (14,55
           Net cash used in financing activities                    9,309        8,9
           Net (decrease) increase in cash                      (143,143)       91,7
           Cash and cash equivalents at beginning of period     1,499,733    2,668,0

           Cash and cash equivalents at end of period          $1,356,590  $ 2,759,8

           Supplemental disclosures of cash flow information:
             Interest expense paid                             $    9,549  $    35,0




       See accompanying Notes to Financial Statements (unaudited) and Management's Discussion and Analysis of Financial Condition and Results of Operation.

                                CompuTrac, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


       (1) The unaudited financial information furnished herein reflects all adjustments which in the opinion of management are necessary to fairly state the Company's financial position, the changes in its financial position and the results of its operations for the periods presented. This report on Form 10-Q should be read in conjunction with the Company's financial statements and notes thereto included on pages 8 through 23 of the Company's Annual Report to Shareholders for the fiscal year ended January 31, 1995. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure which would substantially duplicate the disclosure contained in the Company's Annual Report to Shareholders for the fiscal year ended January 31, 1995 has been omitted. The results of operations for the three-month period ended April 30, 1995 are not necessarily indicative of results for the entire year ending January 31, 1996.


       (2) The consolidated financial statements for activity reported in the quarter ended April 30, 1994, include the accounts of the Company's MediaMagic subsidiary. The operations of MediaMagic were discontinued in July 1994 and accordingly, the Company has reflected the results from discontinued operations as a separate component in the Consolidated Statements of Operations.


       (3) The Company capitalizes the costs of developing and testing new or significantly enhanced software products in accordance with the provisions of Statement of Financial Accounting Standards No. 86, ``Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed''.

                                   CompuTrac, Inc.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS



       Results of Consolidated Operations

            Operating revenues from continuing operations decreased $724,130 or 36% from $2,024,564 at April 30, 1994, to $1,300,434 at April 30,
       1995. System sales revenues decreased $360,012 or 72% from $500,121 in the comparable prior period to $140,109. System sales revenues for the current quarter were primarily comprised of peripheral add-on sales, as opposed to a mix of new system sales, upgrade sales and peripheral sales activity recognized in the comparable prior  quarter.
        The  Company's new  system  sales efforts  have  been, and  will  be, minimal until the Company releases its next generation, Windows-based, relational database.

            Services and support revenues decreased $364,118 or 24% from $1,524,443 at April 30, 1994 to $1,160,325. This decrease was primarily attributable to decreased training, support, and conversion service revenue due to the Company not recognizing any new system sales for the quarter.

            Costs of systems hardwa re as a percentage of system sales increased a nominal two percent from 63% to 65% between periods. Combined operating, selling, general and administrative expenses, and software development costs decreased $316,140 or 22% from $1,437,301 at April 30, 1994, to $1,121,161 in the current quarter. Contributing to this decrease is the Company's continued efforts at managing its overhead costs and related discretionary spending.

            Non-operating income increased substantially from a loss of $13,319 reported in the comparable prior quarter, to income of $64,925 in the current period. This increase is primarily attributable to increased yields on certificate of deposit and treasury bill investments, along with reduced interest expense on the Company's mortgage note covering its corporate facility.

            Losses reported in the prior comparable quarter, relating to the Company's investment in MediaMagic, were $161,920. The Company discontinued the operations of MediaMagic in the second quarter of fiscal 1995. No losses from discontinued operations were reported for the quarter ended April 30, 1995 and the Company does not anticipate any future losses with respect to the discontinued operations of MediaMagic.

       Fluctuations in Interim Period Operating Results

            Management of the Company believes that historically, interim results and period-to-period comparisons have been neither predictable nor an accurate measure of the annual performance of the Company. The Company has experienced and expects to continue to experience interim period-to-period fluctuations in the number of systems sold, revenues and net income. These fluctuations are primarily a result of the revenues of the Company being generated principally by the sale of a small number of relatively expensive systems, the policy of the Company of recognizing revenue upon delivery of the hardware, delivery and acceptance of the software, the equipment availability of the Company's primary hardware supplier, and the desire of the customer to accelerate or delay the date of delivery. Additionally, sales are not made or recognized evenly throughout the fiscal year or any interim period, thus making meaningful interim period comparisons difficult. These fluctuations may also have a significant impact on profitability in any interim period as a result of the relatively fixed nature of operating costs and selling, general and administrative expenses.

       Liquidity and Capital Resources

            The Company's primary source of liquidity has been cash flow from operations. Additional liquidity is provided by occasional sales of the Company's common stock through various employee benefit plans. Current assets consist almost entirely of cash, short-term investments, accounts receivables and unbilled revenues from system sales and services. The Company has no significant past due receivables at April 30, 1995 which would affect liquidity.

            The Company's major capital expenditures have historically been for computer equipment and capitalized software. For the quarter ended April 30, 1995, the Company made investments totaling $232,871 in equipment and capitalized software primarily to support the Company's current software development efforts.

                           PART II. OTHER INFORMATION




       Items 1 through 5 are not applicable.

       Item 6(a): Exhibits

       Exhibit 11 (Pg. 13) - Calculation of weighted average number of common shares outstanding during the three-month period ended April 30, 1995 and 1994.

       Item 6(b): Reports on Form 8-K

       No reports on Form 8-K have been filed during the quarter ended April 30, 1995.

                                CompuTrac, Inc.

                                   SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


       Date:  June 12, 1995


                                     /s/    CompuTrac, Inc.
                                         (Registrant)


                                     /s/   Harry W. Margolis
                                      Harry W. Margolis
                                     Chief Executive Officer
                                     (Principal Executive Officer)


                                     /s/   George P. McGraw
                                      George P. McGraw
                                       President - Legal Division
                                     (Principal Operating Officer)


                                     /s/   Cheri L. White
                                      Cheri L. White
                                     Vice President of Finance and
                                      Chief Financial Officer


                                                                   EXHIBIT 11
                                   CompuTrac, Inc.

                WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

                                                            1995          1994

       Primary Calculation

       Three-month period ended:

       April 30,

                 Shares issued at beginning of period     6,071,436     6,017,934

                 Issuance of common stock                    11,233        14,532

                 Common stock equivalents                    15,934

                 Primary weighted average number of
                   shares outstanding                     6,098,603     6,032,466


       Fully Dilutive Calculation

       Three-month period ended:

        April 30,

                 Shares issued at beginning of period     6,071,436     6,017,934

                 Issuance of common stock                    11,233        14,532

                 Common stock equivalents                    15,934

                 Fully diluted weighted average number
                   of shares outstanding                  6,098,603     6,032,466