Form 10-Q
period 1995-07-31
COMPUTRAC INC
filed 1995-09-13
CIK 720507

______________________________________________________________________
       ______________________________________________________________________
                                   ______________

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                  ________________

                                      FORM 10-Q

       [X]        Quarterly Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

                    For the Quarterly Period Ended July 31, 1995

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

                            Telephone No. (214) 234-4241

                                  ________________

                (Former name, former address and former fiscal year,
                           if changed since last report.)
                                  ________________

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
       days:  Yes   X    No _____

       As of August 10, 1995 there were 6,166,856 shares of the registrant's $.01 par value common stock outstanding.

       ______________________________________________________________________
       ______________________________________________________________________

                                   CompuTrac, Inc.

                                        INDEX

                         PART I.      FINANCIAL INFORMATION

                                                                 Page No.

       Item 1.        Financial Statements:

                      Consolidated Balance Sheets -
                      July 31, 1995 (unaudited) and
                      January 31, 1995                           3-4

                      Consolidated Statements of Operations -
                      Three-month and six-month periods ended
                      July 31, 1995 and 1994 (unaudited)           5

                      Consolidated Statements of Cash Flows -
                      Six-month period ended July 31, 1995 and
                      1994 (unaudited)                           6-7

                      Notes to Consolidated Financial Statements
                      (unaudited)                                  8

       Item 2.        Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations                              9-10

       Item 3.        Exhibit I - Annual Report to Shareholders
                           for the fiscal year ended January 31,
                           1995



                           PART II.      OTHER INFORMATION

       Item 4.        Submission of Matters to a Vote of Security
                      Holders                                     11

       Item 6(a.)     Exhibits                                    11

       Item 6(b.)     Reports on Form 8-K                         11

                      Signatures                                  12
       ______

       Note: Items 1 through 3 and Item 5 of Part II are omitted because they are not applicable.

                                   CompuTrac, Inc.

                             CONSOLIDATED BALANCE SHEETS

                                       ASSETS

                                                      July 31,       January 31,
                                                        1995          1995
                                                      (unaudited)
       Current assets:

        Cash and cash equivalents                   $ 1,080,994   $ 1,499,733

        Short-term investments                        3,852,605     2,881,030

        Accounts receivable, net of allowance of
          $196,106 and $286,000 at July 31 and
          January 31, 1995, respectively              1,028,118     1,160,516

        Unbilled revenue                                579,981       966,102

        Other current assets                            389,424       482,608

           Total current assets                       6,931,122     6,989,989

       Property, furniture and equipment, and
        capitalized software, at cost, net of
        accumulated depreciation and amortization
        of $8,568,073 and $8,129,094 at July 31,
        and January 31, 1995, respectively            3,224,259     3,248,916

       Other assets                                     365,192       338,120
          Total assets                              $10,520,573   $10,577,025






       See accompanying Notes to Financial Statements (unaudited) and
       Management's Discussion and Analysis of Financial Condition and
       Results of Operations.


                                   CompuTrac, Inc.

                             CONSOLIDATED BALANCE SHEETS

                        LIABILITIES AND SHAREHOLDERS' EQUITY

                                                   July 31,       January 31,
                                                    1995           1995
                                                  (unaudited)
       Current liabilities:

         Accounts payable                       $     277,556  $    398,485
         Accrued expenses                             331,774       268,366
         Accrued contract completion costs            341,955       388,155
         Accrued contract settlement
         liabilities                                   42,506       312,571
         Deferred systems revenues                    101,904       130,998
         Short-term portion of mortgage note
         payable                                       66,485        63,412
              Total current liabilities             1,162,180     1,561,987
         Long-term portion of mortgage note
           payable                                    309,708       343,737
             Total liabilities                      1,471,888     1,905,724

        Shareholders' equity:

         Preferred stock, $1.00 par value,
          2,000,000 shares authorized, no
          shares issued and outstanding
          Common stock, $.01 par value,
          13,000,000 shares authorized,
          6,948,654 and 6,910,692 shares
          issued, respectively                         69,487        69,107

         Additional paid-in capital                 9,988,491     9,947,369
         Retained earnings                          1,843,225     1,507,343
                                                   11,901,203    11,523,819

         Less:

         Treasury stock, 839,256 shares, at
         cost                                       2,852,518     2,852,518
            Total shareholders' equity              9,048,685     8,671,301
            Total liabilities and
             shareholders' equity               $  10,520,573  $ 10,577,025






       See accompanying Notes to Financial Statements (unaudited) and
       Management's Discussion and Analysis of Financial Condition and
       Results of Operations.







                                   CompuTrac, Inc.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                   Three-month period         Six-month period
                                     ended July 31,           ended July 31,
                                   1995          1994          1995        1994
       Operating revenues:
         System sales          $   284,558   $   376,150  $   424,667  $  876,270
         Services and support    1,144,354     1,354,485    2,304,679   2,878,929
                                 1,428,912     1,730,635    2,729,346   3,755,199
       Costs and expenses:
         Cost of systems
           hardware                183,552       147,527      274,106     461,189
         Operating expenses        538,732       515,425    1,093,852   1,039,980
         Selling, general and
          administrative
          expenses                 540,426       713,244    1,058,368   1,471,990
         Software development
          costs                     55,100       161,000      103,200     315,000
                                 1,317,810     1,537,196    2,529,526   3,288,159

       Operating income from
         continuing
         operations                111,102       193,439      199,820     467,040
       Other income                 71,138        24,118      136,063      10,799
       Income from continuing
         operations before
         income taxes              182,240       217,557      335,883     477,839
       Provision for income
         taxes                           0             0            0           0
       Income from continuing
         operations            $   182,240   $   217,557  $   335,883  $  477,839

       Discontinued
       operations, net of
         related income
         taxes:
            Loss from
              operations       $         0   $  (74,294)  $         0  $(236,214)
            Loss on disposal             0     (259,365)            0   (259,365)
         Loss from
         discontinued
         operations                      0     (333,659)            0   (495,579)

         Net income (loss)     $   182,240   $ (116,102)  $   335,883  $ (17,740)

       Fully diluted:
         Income from
          continuing
          operations           $       .03   $       .04  $       .05  $      .08
         Loss from
          discontinued
          operations                   .00         (.06)          .00       (.08)
                                  -------       --------      -------     -------
         Net income (loss)             .03         (.02)          .05         .00
                                     ====          =====         ====        ====

       Weighted average
       shares outstanding:       6,142,635     6,041,932    6,132,951   6,037,311


       See accompanying Notes to Financial Statements (unaudited) and
       Management's Discussion and Analysis of Financial Condition and Results of
       Operations.


                                   CompuTrac, Inc.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                        Six-month period
                                                         ended July 31,
                                                        1995          1994
       Cash flows from operating activities:

          Net income (loss)                       $      335,883  $  (17,740)

          Adjustments to reconcile net income
           (loss) to net cash provided by
           operating activities:
             Depreciation and amortization               462,177      502,336
            Cost, net of depreciation, of
             computer equipment included in
             cost of systems hardware                     32,411            0
            Write-off of fixed assets from
             discontinued operations                           0      123,790
          Changes in current assets and
          liabilities:
           Accounts receivable                           132,398      227,849
           Unbilled revenues                             386,121      887,882
           Partial shipments                                   0        1,627
           Current deferred taxes                              0    (142,339)
           Other current assets                           93,184      817,362
           Accounts payable                            (120,929)    (514,602)
           Accrued expenses                            (252,857)    (651,919)

           Deferred systems revenue                     (29,094)    (352,701)

          Net cash provided by operating
          activities                                   1,039,294      881,545










       See accompanying Notes to Financial Statements (unaudited) and
       Management's Discussion and Analysis of Financial Condition and
       Results of Operations.


                                   CompuTrac, Inc.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                     (Unaudited)

                                                        Six-month period
                                                         ended July 31,
                                                       1995           1994
       Cash flows from investing activities:

           Additions to property, furniture and
            equipment and capitalized software
            costs                                 $   (469,932)   $ (200,821)
           (Purchase) of short-term investment        (971,575)     (328,000)
           (Increase) in other assets                  (27,072)      (99,822)
           Net cash used in investing activities    (1,468,579)     (628,643)

       Cash flows from financing activities:

           Issuance of common stock                      41,502        29,100
           Payments of mortgage note payable           (30,956)     (404,350)
           Net cash provided by (used in)
             financing activities                        10,546     (375,250)
           Net (decrease) in cash                     (418,739)     (122,348)
           Cash and cash equivalents at
           beginning of period                        1,499,733     2,668,076

           Cash and cash equivalents at end of
           period                                 $   1,080,994   $ 2,545,728

           Supplemental disclosures of cash flow
             information:
             Interest expense paid                $       9,775   $    54,447



       See accompanying Notes to Financial Statements (unaudited) and
       Management's Discussion and Analysis of Financial Condition and
       Results of Operations.

                                CompuTrac, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


       (1) The unaudited consolidated financial information furnished herein reflects all adjustments which in the opinion of management are necessary to fairly state the Company's financial position, the changes in its financial position and the results of its operations for the periods presented. This report on Form 10-Q should be read in conjunction with the Company's financial statements and notes thereto included on pages 8 through 23 of the Company's Annual Report to Shareholders for the fiscal year ended January 31, 1995. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure which would substantially duplicate the disclosure contained in the Company's Annual Report to Shareholders for the fiscal year ended January 31, 1995 has been omitted. The results of operations for the three and six-month periods ended July 31, 1995 are not necessarily indicative of results for the entire year ending January 31, 1996.

       (2) The Company's tax return for the fiscal year ended January 31, 1993 is currently under examination by the Internal Revenue Service. As of the date of this Form 10Q, the Company has not been advised of any tax deficiencies by the Internal Revenue Service, and does not believe any material deficiencies will be noted during the review.

       (3) The Company capitalizes the costs of developing and testing new or significantly enhanced software products in accordance with the provisions of Statement of Financial Accounting Standards No. 86, ``Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.''

                                   CompuTrac, Inc.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS



       Results of Operations

            Quarterly operating revenues from continuing operations decreased $301,723 or 17% from $1,730,635 at July 31, 1994 to $1,428,912 at July
       31, 1995. For the six month period ended July 31, 1995, operating revenues from continuing operations decreased $1,025,853 or 27%. Quarterly system sales revenues from continuing operations decreased $91,592 or 24% from $376,150 in the comparable prior period, to $284,558 at July 31, 1995. For the six month period ended July 31, 1995, system sales revenues from continuing operations decreased $451,603 or 52% from $876,270 at July 31, 1994 to $424,667 at July 31,
       1995. The Company's new system sales efforts have been, and will be, minimal until the Company releases its next generation, Windows-based, relational database. Quarterly services and support revenues from continuing operations decreased $210,131 or 16% from $1,354,485 at July 31, 1994 to $1,144,354 at July 31, 1995. For the six month period, service and support revenues decreased $574,250 or 20%.

            Costs of systems hardware as a percentage of system sales increased 26% between quarterly periods. This increase is primarily attributable to a significantly reduced amount of software sales included in the quarter ended July 31, 1995, as compared with the prior comparable quarter.

            Combined quarterly operating, selling, general and administrative expenses and software development costs from continued operations decreased $255,411 or 18% from $1,389,669 at July 31, 1994 to
       $1,134,258 at July 31, 1995. For the six month period, expenses from continued operations decreased $571,550 or 20% from $2,826,970 to $2,255,420 at July 31, 1995.

            Non-operating income increased $47,020 for the quarter and increased $125,264 for the six month period ended July 31, 1995. Reduced mortgage interest expense, combined with increased short-term investment income have contributed to the increase in non-operating income.

            Losses from discontinued operations for the three and six month periods ended July 31, 1994, relate to the Company's investment in MediaMagic. The Company discontinued the operations of MediaMagic in the second quarter ended July 31, 1994. The Company does not anticipate any further losses with respect to its discontinued operations.

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

       Liquidity and Capital Resources

            The Company's primary source of liquidity has been cash flow from operations. Additional liquidity is provided by occasional sales of the Company's common stock through various employee benefit plans. Current assets consist almost entirely of cash, short-term investments, accounts receivables and unbilled revenues from system sales and services. The Company has no significant past due receivables at July 31, 1995 which would affect liquidity. Long term liabilities consist only of the Company's mortgage note payable of $309,708 at July 31, 1995.

            The Company's major capital expenditures have histori cally been for computer equipment and capitalized software. For the quarter ended July 31, 1995, the Company made investments totaling approximately $224,000 in equipment and capitalized software primarily to support the Company's current software development efforts.

                           PART II.      OTHER INFORMATION

       Items 1 through 3 are not applicable.

       Item 4. Submission of Matters to a Vote of Security Holders

            The Annual Meeting of Stockholders of CompuTrac, Inc. was held on July 20, 1995. The record date for stockholders entitled to notice of, and to vote at, the meeting was May 31, 1995. The purpose of the meeting was to elect five directors for the ensuing year and to transact such other business as might properly come before the meeting or any adjournment thereof.

            The nominees for directorship were elected in their entirety to serve as directors of the Company until the next Annual Meeting of Stockholders and until their successors have been elected and qualified. The directors of the Company elected during the Annual Meeting of Stockholders were as follows:

                      Harry W. Margolis   Chairman of the Board and
                                          Chief Executive Officer
                                          CompuTrac, Inc.

                      Dana E. Margolis    Secretary and Treasurer
                                          CompuTrac, Inc.

                      Cesar L. Alvarez    Director
                                          Greenberg, Traurig, Hoffman,
                                          Lipoff, Rosen & Quentel, P.A.
                                          Miami, Florida

                      Gerald D. Harris    Owner
                                          Harris Typesetting Services
                                          Plano, Texas

                      Kenneth R. Nicholas Managing Director
                                          Nicholas, Flanagan & Bard, P.C.
                                          Dallas, Texas

            There being no other matters presented for a vote, the meeting was duly adjourned.

       Item 5 is not applicable.

       Item 6(a): Exhibits

            Exhibit 11 (Page 13-14) - Calculation of weighted average number of common shares outstanding during the three-month and six-month periods ended July 31, 1995 and 1994.

       Item 6(b): Reports on Form 8-K

            No reports on form 8-K have been filed during the quarter ended July 31, 1995.

                                   CompuTrac, Inc.

                                     SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


       Date:  September 13, 1995

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

                                                                 EXHIBIT 11.1
                                   CompuTrac, Inc.

                WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

                                                         1995         1994
       Primary
       Calculation

       Three-month period ended:

       April 30,

                 Shares issued at beginning of
                 period                                6,071,436    6,017,934

                 Issuance of common stock                 11,233       14,532

                 Common stock equivalents                 15,934

                 Primary weighted average number of
                   shares outstanding                  6,098,603    6,032,466

       July 31,

                 Shares issued at beginning of
                 period                                6,092,986    6,037,702

                 Issuance of common stock                  9,275        4,230

                 Common stock equivalents                 21,473

                 Primary weighted average number of
                   shares outstanding                  6,123,734    6,041,932

       Six-month period ended:

       July 31,

                 Primary weighted average number of
                   shares outstanding                  6,112,977    6,037,311




                                                                 EXHIBIT 11.2
                                   CompuTrac, Inc.

                WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

                                                          1995        1994
       Fully Dilutive Calculation

       Three-month period ended:

        April 30,

                Shares issued at beginning of period    6,071,436   6,017,934

                Issuance of common stock                   11,233      14,532

                Common stock equivalents                   15,934

                Fully diluted weighted average number
                  of shares outstanding                 6,098,603   6,032,466

       July 31,

                Shares issued at beginning of period    6,092,986   6,037,702

                Issuance of common stock                    9,275       4,230

                Common stock equivalents                   40,374

                Fully diluted weighted average number
                  of shares outstanding                 6,142,635   6,041,932

       Six-month period ended:

       July 31,

                Fully diluted weighted average number
                  of shares outstanding                 6,132,951   6,037,311
