Form 10-Q
period 1995-10-31
COMPUTRAC INC
filed 1995-12-14
CIK 720507

___________________________________________________________________
       ___________________________________________________________________

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                  ________________

                                      FORM 10-Q

       [X]        Quarterly Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

                   For the Quarterly Period Ended October 31, 1995

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

       As of November 30, 1995 there were 6,196,060 shares of the registrant's $.01 par value common stock outstanding.
        _________________________________________________________________
        _________________________________________________________________

       <P>
                                 CompuTrac, Inc.

                                       INDEX

                        PART I.      FINANCIAL INFORMATION

                                                                 Page No.

       Item 1.        Financial Statements:

                      Consolidated Balance Sheets -
                      October 31, 1995 (unaudited) and
                      January 31, 1995                           3-4

                      Consolidated Statements of Operations -
                       Three-month and nine-month periods ended
                       October 31, 1995 and 1994 (unaudited)       5

                      Consolidated Statements of Cash Flows -
                       Nine-month period ended October 31, 1995
                       and 1994 (unaudited)                      6-7

                      Notes to Consolidated Financial Statements
                       (unaudited)                                 8

       Item 2.        Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations                               9-10

       Item 3.        Exhibit I - Annual Report to Shareholders
                           for the fiscal year ended January 31, 1995



                         PART II.      OTHER INFORMATION

       Item 6(a.)     Exhibits                                    11

       Item 6(b.)     Reports on Form 8-K                         11

                 Signatures                                       12
       ______

       Note: Items 1 through 5 of Part II are omitted because they are not applicable.

       <P>

                                 CompuTrac, Inc.

                           CONSOLIDATED BALANCE SHEETS

                                      ASSETS
                                                       October 31,    January 31,
                                                           1995           1995
                                                        (unaudited)
       Current assets:

         Cash and cash equivalents                   $    1,575,360  $  1,499,733

         Short-term investments                           3,990,704     2,881,030

         Accounts receivable, net of allowance of
           $19,000 and $286,000 at October 31, and
           January 31, 1995, respectively                   779,868     1,160,516

         Unbilled revenue                                   341,438       966,102

         Other current assets                               350,746       482,608

            Total current assets                          7,038,116     6,989,989

       Property, furniture and equipment, and
        capitalized software, at cost, net of
        accumulated depreciation and amortization
        of $8,768,174 and $8,129,094 at October 31,
        and January 31, 1995, respectively                3,251,171     3,248,916

       Other assets                                         380,396       338,120
          Total assets                               $   10,669,683  $ 10,577,025






       See accompanying Notes to Financial Statements (unaudited) and
       Management's Discussion and Analysis of Financial Condition and Results of
       Operations.

                                 CompuTrac, Inc.

                           CONSOLIDATED BALANCE SHEETS

                       LIABILITIES AND SHAREHOLDERS' EQUITY

                                                            October 31,  January 31,
                                                               1995          1995
                                                            (unaudited)

       Current liabilities:

           Accounts payable                               $     266,842 $    398,485
           Accrued expenses                                     370,882      268,366
           Accrued contract completion costs                    214,100      388,155
           Accrued contract settlement liabilities                           312,571
           Deferred systems revenues                             78,379      130,998
           Short-term portion of mortgage note payable           68,076       63,412
                Total current liabilities                       998,279    1,561,987
           Long-term portion of mortgage note payable           292,081      343,737
               Total liabilities                              1,290,360    1,905,724

        Shareholders' equity:

           Preferred stock, $1.00 par value, 2,000,000
            shares authorized, no shares issued and
            outstanding Common stock, $.01 par value,
            13,000,000 shares authorized, 6,534,317 and
            6,910,692 shares issued, respectively                65,343       69,107
           Additional paid-in capital                         8,408,556    9,947,369
           Retained earnings                                  2,067,211    1,507,343
                                                             10,541,110   11,523,819

           Less:

           Treasury stock, 342,106 and 839,256 shares,
           at cost, respectively                              1,161,787    2,852,518
              Total shareholders' equity                      9,379,323    8,671,301
              Total liabilities and shareholders' equity  $  10,669,683 $ 10,577,025





       See accompanying Notes to Financial Statements (unaudited) and Management's
       Discussion and Analysis of Financial Condition and Results of Operations.

                                 CompuTrac, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Three-month period        Nine-month per
                                            ended October 31,         ended October
                                            1995         1994         1995         1
       Operating revenues:
           System sales                 $   131,078  $   248,148  $   555,745  $1,12
           Services and support           1,137,533    1,266,809    3,442,212   4,14
                                          1,268,611    1,514,957    3,997,957   5,27
       Costs and expenses:
           Cost of systems hardware          81,245      149,594      355,351     61
           Operating expenses               482,932      322,939    1,576,783   1,36
           Selling, general and
            administrative expenses         489,756      748,508    1,548,124   2,22
           Software development costs        48,200      192,000      151,400     50
                                          1,102,133    1,413,041    3,631,658   4,70

       Operating income from
           continuing operations            166,478      101,916      366,299     56
       Other income                          57,506        4,211      193,569      1
       Income from continuing
           operations before taxes          223,984      106,127      559,868     58
       Provision for income taxes                 0            0            0
       Income from continuing
          operations                    $   223,984  $   106,127  $   559,868  $  58

       Discontinued operations, net
           of related income taxes:
            Loss from discontinued
             operations of MediaMagic   $         0  $         0  $         0  $(236
            Loss on disposal of
               MediaMagic                         0            0            0   (259
           Income (loss) from
              discontinued operations             0            0            0   (495

           Net income                   $   223,984  $   106,127  $   559,868  $   8

           Income from continuing
            operations per common
             share                      $       .04  $       .02  $       .09  $
           Income (loss) from
            discontinued operations
            per common share                    .00          .00          .00
                                            -------    --------      -------      --
           Net income                           .04          .02          .09
                                               ====       =====         ====

       Weighted average shares
            outstanding:                  6,323,371    6,051,369    6,270,140   6,04



       See accompanying Notes to Financial Statements (unaudited) and Management's
       Discussion and Analysis of Financial Condition and Results of Operations.

                                 CompuTrac, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Nine-month period
                                                                 ended October 31,
                                                                1995         1994
       Cash flows from operating activities:

           Net income                                       $   559,868 $      88,38

           Adjustments to reconcile net income to net cash
              provided by operating activities:
                  Depreciation and amortization                 665,888       728,94
                  Write-off of fixed assets from
                   discontinued operations                                    123,79
           Cost, net of depreciation, of computer
              equipment included in cost of sales                37,922
           Changes in current assets and liabilities:
              Accounts receivable                               380,648       185,95
              Unbilled revenues                                 624,664     1,714,78
              Partial shipments                                                53,38
              Current deferred taxes                                          388,52
              Other current assets                              131,862       993,95
              Accounts payable                                (131,643)     (657,823
              Accrued expenses                                (384,110)   (1,108,352
              Deferred systems revenue                         (52,619)     (493,529

           Net cash provided by operating activities          1,832,480     2,018,01





       See accompanying Notes to Financial Statements (unaudited) and Management's
       Discussion and Analysis of Financial Condition and Results of Operations.

                                 CompuTrac, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)
                                                             Nine-month period
                                                             ended October 31,
                                                            1995           1994
       Cash flows from investing activities:

           Additions to property, furniture and
             equipment and capitalized software costs  $   (706,064)  $   (322,544)
           (Purchase) of short-term investment           (1,109,674)    (1,917,954)
           (Increase) in other assets                       (42,276)      (326,259)
           Net cash used in investing activities         (1,858,014)    (2,566,757)

       Cash flows from financing activities:

           Issuance of common stock                          154,923         33,289
           Additions to treasury shares                      (6,770)
           Payments of mortgage note payable                (46,992)      (615,808)
           Net cash provided by (used in) financing
           activities                                        101,161      (582,519)
           Net increase (decrease) in cash                    75,627    (1,131,261)
           Cash and cash equivalents at beginning of
           period                                          1,499,733      2,668,076

           Cash and cash equivalents at end of period  $   1,575,360  $   1,536,815

           Supplemental disclosures of cash flow
              information:
             Interest expense paid                     $      19,827  $     108,160




       See accompanying Notes to Financial Statements (unaudited) and Management's
       Discussion and Analysis of Financial Condition and Results of Operations.

                                CompuTrac, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


       (1) The unaudited consolidated financial information furnished herein reflects all adjustments which in the opinion of management are necessary to fairly state the Company's financial position, the changes in its financial position and the results of its operations for the periods presented. This report on Form 10-Q should be read in conjunction with the Company's financial statements and notes thereto included on pages 8 through 23 of the Company's Annual Report to Shareholders for the fiscal year ended January 31, 1995. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure which would substantially duplicate the disclosure contained in the Company's Annual Report to Shareholders for the fiscal year ended January 31, 1995 has been omitted. The results of operations for the three and nine-month periods ended October 31, 1995 are not necessarily indicative of results for the entire year ending January 31, 1996.

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

                                 CompuTrac, Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



       Results of Operations

            Quarterly revenues from continuing operations decreased $246,346 or 16% from $1,514,957 at October 31, 1994 to $1,268,611 at October 31, 1995. For the nine month period, operating revenues from continuing operations decreased $1,272,199 or 24%. Quarterly system sales revenues from continuing operations decreased $117,070 or 47% from $248,148 to $131,078 at October 31, 1995. The
       Company's new system sales efforts have been, and will be, minimal until the Company releases its next generation, Windows-based, relational database in its next fiscal year. Quarterly services and support revenues from continuing operations decreased $129,276 or 10% from $1,266,809 to $1,137,533 at October 31, 1995. For the nine month period, service and support revenues decreased $703,526 or 17%.

            Costs of systems hardware as a percentage of system sales was 62% for the quarter ended October 31, 1995, a nominal 2% increase over the prior comparable quarterly period. For the nine month period, costs of systems hardware as a percentage of system sales was 64%, compared with 54% in the prior comparable nine month period.

            Combined   quarterly    operating,   selling,    general   and
       administrative expenses and software development costs from continued operations decreased $242,559 or 19% from $1,263,447 at October 31, 1994 to $1,020,888 at October 31, 1995. For the nine month period, expenses from continued operations decreased $814,110 or 20% from $4,090,417 to $3,276,307.

           Non-operating income increased $53,295 for the quarter and increased $178,559 for the nine month period. Non-operating income is primarily comprised of interest earnings from certificates of deposit and United States treasury bills.

            Losses from discontinued operations for the nine month period ended October 31, 1994, relate to the Company's investment in MediaMagic. The Company discontinued the operations of MediaMagic in the second quarter ended July 31, 1994. The Company does not anticipate any further losses with respect to its discontinued operations.

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

       Liquidity and Capital Resources

            The Company's primary source of liquidity has been cash flow from operations. Additional liquidity is provided by occasional sales of the Company's common stock through various employee benefit plans. Current assets consist almost entirely of cash, short-term investments, accounts receivables and unbilled revenues from system sales and services. The Company has no significant past due receivables at October 31, 1995 which would affect liquidity. Long term liabilities consist only of the Company's mortgage note payable of $292,081 at October 31, 1995.

            The Company's major capital expenditures have historically been for computer equipment and capitalized software. For the quarter ended October 31, 1995, the Company made investments totaling approximately $235,000 in equipment and capitalized software primarily to support the Company's current software development efforts.

                         PART II.      OTHER INFORMATION

       Items 1 through 5 are not applicable.

       Item 6(a): Exhibits

            Exhibit 11 (Page 13-14) - Calculation of weighted average number of common shares outstanding during the three-month and nine-month periods ended October 31, 1995 and 1994.

       Item 6(b): Reports on Form 8-K

            No reports on form 8-K have been filed during the quarter ended October 31, 1995.

                                 CompuTrac, Inc.

                                   SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


       Date:  December 13, 1995

                                     /s/     CompuTrac, Inc.
                                     _________________________
                                         (Registrant)


                                     /s/    Harry W. Margolis
                                     _________________________
                                         Harry W. Margolis
                                        Chief Executive Officer
                                       (Principal Executive Officer)


                                     /s/    George P. McGraw
                                     _________________________
                                         George P. McGraw
                                        President - Legal Division
                                      (Principal Operating Officer)


                                     /s/    Cheri L. White
                                     _________________________
                                         Cheri L. White
                                        Vice President - Finance and
                                        Chief Financial Officer

                                                         EXHIBIT 11.1
                                 CompuTrac, Inc.

               WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
                                                             1995         1994
       Primary Calculation

       Three-month period ended:

       April 30,

                   Shares issued at beginning of period    6,071,436    6,017,934

                   Issuance of common stock                   11,233       14,532

                   Common stock equivalents                   15,934

                   Primary weighted average number of
                     shares outstanding                    6,098,603    6,032,466

       July 31,

                   Shares issued at beginning of period    6,092,986    6,037,702

                   Issuance of common stock                    9,275        4,230

                   Common stock equivalents                   21,473

                   Primary weighted average number of
                     shares outstanding                    6,123,734    6,041,932

       October 31,

                   Shares issued at beginning of period    6,109,398    6,043,882

                   Issuance of common stock                   63,031        2,796

                   Treasury share purchases                  (2,416)

                   Common stock equivalents                  121,650          255

                   Primary weighted average number of
                     shares outstanding                    6,291,663    6,046,933

       Nine-month period ended:

       October 31,

                   Primary weighted average number of
                     shares outstanding                    6,306,959    6,041,658

                                                         EXHIBIT 11.2
                                 CompuTrac, Inc.

               WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
                                                              1995        1994
       Fully Dilutive Calculation

       Three-month period ended:

        April 30,

                   Shares issued at beginning of period     6,071,436   6,017,934

                   Issuance of common stock                    11,233      14,532

                   Common stock equivalents                    15,934

                   Fully diluted weighted average number
                     of shares outstanding                  6,098,603   6,032,466

       July 31,

                   Shares issued at beginning of period     6,092,986   6,037,702

                   Issuance of common stock                     9,275       4,230

                   Common stock equivalents                    40,374

                   Fully diluted weighted average number
                     of shares outstanding                  6,142,635   6,041,932

       October 31,

                   Shares issued at beginning of period     6,109,398   6,043,882

                   Issuance of common stock                    63,031       2,796

                   Treasury share re-purchases                (2,416)

                   Common stock equivalents                   153,358       4,691

                   Fully diluted weighted average number
                     of shares outstanding                  6,323,371   6,051,369

       Nine-month period ended:

       October 31,

                   Fully diluted weighted average number
                     of shares outstanding                  6,270,140   6,045,157