Form 10-Q/A
period 1995-04-30
COMPUTRAC INC
filed 1996-01-22
CIK 720507

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

     As of May 31, 1995 there were 6,098,584 shares of the registrant's $.01 par value common stock outstanding.

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



     See accompanying Notes to Financial Statements (unaudited) and Management's
     Discussion and Analysis of Financial Condition and Results of Operations.


                                   CompuTrac, Inc.

                             CONSOLIDATED BALANCE SHEETS

                        LIABILITIES AND SHAREHOLDERS' EQUITY
                                                      April 30,    January 31,
                                                         1995         1995
                                                     (unaudited)
     Current liabilities:

      Accounts payable                              $    308,110 $     398,485
      Accrued expenses                                   339,951       268,366
      Accrued contract completion costs                  341,955       388,155
      Accrued contract settlement liabilities            268,714       312,571
      Deferred systems revenues                          157,951       130,998
      Short-term mortgage note payable                    64,930        63,412
      Total current liabilities                        1,481,611     1,561,987
      Long-term mortgage note payable                    326,924       343,737
      Total liabilities                                1,808,535     1,905,724

     Shareholders' equity:

      Preferred stock, $1.00 par value, 2,000,000
        shares authorized, no shares issued and
       outstanding Common stock, $.01 par value,
        13,000,000shares authorized, 6,932,242 and
        6,910,692 shares issued,respectively              69,322        69,107
      Additional paid-in capital                       9,971,758     9,947,369
      Retained earnings                                1,660,987     1,507,343

     Less:

      Treasury stock 839,256 shares, at cost           2,852,518     2,852,518
      Total shareholders' equity                       8,849,549     8,671,301
      Total liabilities and shareholders' equity    $ 10,658,084 $  10,577,025



     See accompanying Notes to Financial Statements (unaudited) and
     Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                   CompuTrac, Inc.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                      Unaudited
                                                           Three-month period
                                                             ended April 30,
                                                           1995          1994

     Operating revenues from continuing operations:
      System sales                                     $   140,109   $   500,121
      Services and support                               1,160,325     1,524,443
                                                         1,300,434     2,024,564
     Costs and expenses:
      Cost of systems hardware                              90,554       313,662
      Operating expenses                                   555,120       524,555
      Selling, general and administrative expenses         517,941       758,746
      Software development                                  48,100       154,000
                                                         1,211,715     1,750,963

    Operating income from continuing operations            88,719       273,601
     Non-operating income (loss)                            64,925      (13,319)
     Income from continuing operations before income
       taxes                                               153,644       260,282
     Provision (benefit) for income taxes
     Income from continuing operations                 $   153,644   $   260,282

     Discontinued operations, net of related income
       taxes
      Loss from discontinued operations of MediaMagic                  (161,920)
      Loss on disposal of MediaMagic
     Net income                                        $   153,644   $    98,362


     Income from continuing operations per
      common share                                     $       .03   $       .04
     Loss from discontinued operations per
      common share                                     $                   (.02)

     Net income per common share                       $       .03   $       .02

     Weighted average shares outstanding:                6,098,603     6,032,466



     See accompanying Notes to Financial Statements (unaudited) and Management's
     Discussion and Analysis of Financial Condition and Results of Operations.



                                   CompuTrac, Inc.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                                            Three-month period
                                                              ended April 30,
                                                            1995          1994
     Cash flows from operating activities:

       Net income                                       $   153,644  $     98,362

       Adjustments to reconcile net income to net cash provided by operating activities:

       Depreciation and amortization                        234,989       252,159

       Changes in current assets and liabilities:

         Accounts receivable                                 62,578        24,987
         Unbilled revenues                                 (48,752)       728,263
         Other current assets                                27,895      (24,917)
         Accounts payable and accrued expenses             (90,375)     (433,201)
         Accrued expenses                                  (18,472)     (334,815)
         Deferred systems revenue                            26,953     (279,700)
       Net cash provided by operating activities            348,460        31,138






     See accompanying Notes to Financial Statements (unaudited) and Management's
     Discussion and Analysis of Financial Condition and Results of Operation.


                                   CompuTrac, Inc.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                     (Unaudited)
                                                           Three-month period
                                                             ended April 30,
                                                           1995           1994
     Cash flows from investing activities:

        Additions to property, furniture and
          equipment and capitalized software costs    $  (232,871)   $  (130,138)
        (Purchase) sale of short-term investment         (251,861)        196,000
        Additions to other assets                         (16,180)       (14,223)
        Net cash (used in) provided by investing
          activities                                     (500,912)         51,639

     Cash flows from financing activities:

        Issuance of common stock                            24,604         23,527
        Payments of mortgage note payable                 (15,295)       (14,559)
        Net cash used in financing activities                9,309          8,968
        Net (decrease) increase in cash                  (143,143)         91,745
        Cash and cash equivalents at beginning of
          period                                         1,499,733      2,668,076

        Cash and cash equivalents at end of period    $  1,356,590   $  2,759,821

        Supplemental disclosures of cash flow
         information:
          Interest expense paid                       $      9,549   $     35,044






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


     (3) The Company capitalizes the costs of developing and testing new or significantly enhanced software products in accordance with the provisions of Statement of Financial Accounting Standards No. 86, ``Accounting for the Costs of Computer Software to be Sold, Leased or
          Otherwise Marketed''                             .

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

          Costs of systems hardware as a percentage of system sales increased a nominal two percent from 63% to 65% between periods. Combined operating, selling, general and administrative expenses, and software development costs decreased $316,140 or 22% from $1,437,301 at April 30, 1994, to $1,121,161 in the current quarter. Contributing to this decrease is the Company's continued efforts at managing its overhead costs and related discretionary spending.

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

