Form 10-Q/A
period 1995-10-31
COMPUTRAC INC
filed 1996-01-22
CIK 720507

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

                                       ASSETS





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






     See accompanying Notes to Financial Statements (unaudited) and
     Management's Discussion and Analysis of Financial Condition and Results of
     Operations.

                                   CompuTrac, Inc.

                             CONSOLIDATED BALANCE SHEETS

                        LIABILITIES AND SHAREHOLDERS' EQUITY

                                                         October 31,   January 31,
                                                             1995         1995
                                                         (unaudited)
     Current liabilities:
         Accounts payable                              $      266,842$     398,485
         Accrued expenses                                     370,882      268,366
         Accrued contract completion costs                    214,100      388,155
         Accrued contract settlement liabilities                           312,571
         Deferred systems revenues                             78,379      130,998
         Short-term portion of mortgage note payable           68,076       63,412
              Total current liabilities                       998,279    1,561,987
         Long-term portion of mortgage note payable           292,081      343,737
             Total liabilities                              1,290,360    1,905,724

      Shareholders' equity:

         Preferred stock, $1.00 par value, 2,000,000
          shares authorized, no shares issued and
          outstanding Common stock, $.01 par value,
          13,000,000 shares authorized, 6,534,317 and
          6,910,692 shares issued, respectively                65,343       69,107
         Additional paid-in capital                         8,408,556    9,947,369
         Retained earnings                                  2,067,211    1,507,343
                                                           10,541,110   11,523,819

         Less:

         Treasury stock, 342,106 and 839,256 shares,
         at cost, respectively                              1,161,787    2,852,518
            Total shareholders' equity                      9,379,323    8,671,301
            Total liabilities and shareholders' equity $   10,669,683$  10,577,025





     See accompanying Notes to Financial Statements (unaudited) and Management's
     Discussion and Analysis of Financial Condition and Results of Operations.

                                   CompuTrac, Inc.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                    Three-month period         Nine-month period
                                     ended October 31,         ended October 31,
                                    1995          1994         1995         1994
     Operating revenues:
       System sales             $   131,078   $   248,148  $   555,745  $1,124,418
       Services and support       1,137,533     1,266,809    3,442,212   4,145,738
                                  1,268,611     1,514,957    3,997,957   5,270,156
     Costs and expenses:

       Cost of systems               81,245       149,594      355,351     610,783
       hardware
       Operating expenses           482,932       322,939    1,576,783   1,362,919
       Selling, general and
         administrative
         expenses                   489,756       748,508    1,548,124   2,220,498
       Software development
        costs                        48,200       192,000      151,400     507,000
                                  1,102,133     1,413,041    3,631,658   4,701,200

     Operating income from
       continuing operations        166,478       101,916      366,299     568,956
     Other income                    57,506         4,211      193,569      15,010
     Income from continuing
       operations before taxes      223,984       106,127      559,868     583,966
     Provision for income
       taxes                              0             0            0           0
     Income from continuing
             operations         $   223,984    $  106,127    $ 559,868  $  583,966
 Discontinued operations,
       net of related income
       taxes:
        Loss from discontinued
          operations of
          MediaMagic            $         0    $        0  $         0  $ (236,214)
       Loss on disposal of
          MediaMagic                      0             0            0    (259,365)
       Income (loss) from
          discontinued
          operations                      0             0            0    (495,579)

       Net income               $   223,984   $   106,127  $   559,868  $    88,387

       Income from continuing
         operations per common
          share                 $       .04   $       .02  $       .09  $       .09
       Income (loss) from
         discontinued
         operations per common
         share                          .00           .00          .00        (.08)
                                    -------     --------      -------       -------
       Net income                       .04           .02          .09          .01
                                       ====        =====         ====          ====

     Weighted average shares
          outstanding:            6,323,371     6,051,369    6,270,140    6,045,157



     See accompanying Notes to Financial Statements (unaudited) and Management's
     Discussion and Analysis of Financial Condition and Results of Operations.


                                   CompuTrac, Inc.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                                              Nine-month period
                                                              ended October 31,
                                                             1995          1994
     Cash flows from operating activities:

         Net income                                      $   559,868  $      88,387

         Adjustments to reconcile net income to net cash
            provided by operating activities:
                Depreciation and amortization                665,888        728,946
                Write-off of fixed assets from
                 discontinued operations                                    123,790
         Cost, net of depreciation, of computer
            equipment included in cost of sales               37,922
         Changes in current assets and liabilities:
            Accounts receivable                              380,648        185,954
            Unbilled revenues                                624,664      1,714,781
            Partial shipments                                                53,386
            Current deferred taxes                                          388,524
            Other current assets                             131,862        993,951
            Accounts payable                               (131,643)      (657,823)
            Accrued expenses                               (384,110)    (1,108,352)
            Deferred systems revenue                        (52,619)      (493,529)

         Net cash provided by operating activities         1,832,480      2,018,015





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