Form 10-K
period 1996-01-31
COMPUTRAC INC
filed 1996-04-30
CIK 720507

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

       [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                    For The Fiscal Year Ended January 31, 1996
                          Commission File Number 1-9115

                                 COMPUTRAC, INC.
              (Exact name of registrant as specified in its charter)


                  Texas                                       75-1540265
       (State or other jurisdiction of                   (I.R.S. employer
        incorporation or organization)                   identification no.)


       222 Municipal Drive Richardson, Texas                75080
       (Address of principal executive offices)          (Zip Code)

           Registrant's telephone number, including area code (214) 234-4241

              SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   Name of Each Exchange
                   Title of Each Class               on Which Registered

               Common Stock, $.01 par value       American Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

       Indicate by check  mark if  disclosure of delinquent  filers pursuant  to
       Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

       As of April 23, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $7,859,854.

       As  of  April  23,  1996,  the  number  of  shares  outstanding   of  the
       Registrant's common stock was 6,223,368.

                       DOCUMENTS INCORPORATED BY REFERENCE


       Parts of the registrant's Proxy Statement for the registrant's 1996 Annual Meeting of Shareholders are incorporated by reference to Part III of this Form 10-K Report.

                                      PART I

       Item 1.   Business

       General

                The Company was organized under the laws of the State of Texas in January, 1977. The Company develops, markets, services and supports integrated computer systems and software applications designed for law firms. The Company's installed software programs assist its customers in such applications as timekeeping, billing, disbursements, accounting, report writing, conflict of interest and other practice support applications. The Company has marketed its systems throughout the United States and Canada. All of the current systems utilize Hewlett-Packard equipment, which the Company is authorized to resell to end-users. The Company believes that historically, it has been one of the major suppliers of computer systems and services to mid-size and large law firms.

                Prices for CompuTrac systems currently range from $60,000 for a low end legal accounting system to $650,000 or more for an integrated system for accounting and other applications in a large law firm. The Company's system sales in fiscal 1996 utilized the Hewlett-Packard 3000 or 9000 series hardware and applications software developed and marketed by the Company.

                The Company is completing a three year development of its new product generation. The Dimension product is client/server software created exclusively with Microsoft development tools that will run on micro-computers as a 32-bit Windows95 time and billing system.

                All of the Company's systems are sold in conjunction with services which customarily include a separately priced annual maintenance agreement, customer training, customer support, product enhancements and software maintenance services. The maintenance agreements and support services provide the Company with a continuing stream of revenue during the term of the agreement. As of March 31, 1996, the Company had 112 maintenance agreements in effect, one of which covered an earlier generation system.

       Software

                Software which enables law firms to more efficiently perform and evaluate administrative and management functions constitutes the Company's principal product. The Company's core of currently marketed software runs on mini-computers in either the Hewlett-Packard (HP) 3000 Series or the HP 9000 Series while some peripheral products run on IBM-compatible micro-computers. Full interoperability support is provided for all popular network operating systems, including Novell NetWare, Banyan Vines, and Microsoft NT, thus enabling a law firm to upgrade its computer hardware without having to replace the software. The Company's software applications run in several different operating system environments, including UNIX, MPE/iX (native HP), MS/DOS and MS/Windows.

                CompuTrac OPEN!. CompuTrac OPEN! is the umbrella name used to describe all of the Company's current software products. Under the CompuTrac OPEN! umbrella are four major product categories or groupings as decribed below. All CompuTrac OPEN! products are fully integrated with master data files and each other; utilize the firm-wide Informix relational database or IMAGE/SQL database; and offer easy access to PC users on a local area network. Following is a summary description of the four major application software groups developed and/or marketed by the Company under the CompuTrac OPEN! title.

                . Financial Management Software. The financial management software group is the core accounting and financial management system which includes such applications as: Billing and Timekeeping, Management and Financial Reporting, Trust Accounting, Extended History, General Ledger, Accounts Payable and Device Interface.

                . Practice Management Software Group. The Practice Management Software group consists of optional software modules and products including such applications as Conflict of Interest, Marketing and Profitability Reporting.

                . Executive Information Software. The Executive Information Software group is software designed for lawyers and law firm management and includes Zoom, a real-time inquiry application tool designed for use by lawyers to provide easy access to real-time client data.

                . Programming Tools. The Programming Tools group includes such software applications as: PIE (Programmatic Interface for the End-
       User) that allows firms to define and implement changes to input screens and output formats and FOCUS, a third-party SQL reporting product.

                Dimension. The Dimension product is a next generation law firm timekeeping, billing and management product created exclusively with Microsoft development tools such as MSAccess, SQL-Server, C++, Visual Basic, OLE and ODBC. The Company is currently in the beta testing phase of Dimension development and anticipates initial sales to commence in the Company's third quarter of fiscal 1997.

                The Company does not sell or transfer title to its software. Software products are licensed by the Company on a "right to use" basis pursuant to license agreements. Each license is non-transferable by the customer and restricts use of the software to the customer's internal purposes at one or more designated computer sites.

                The Company regards its software as proprietary and relies for protection upon trade secret laws and internal non-disclosure safeguards as well as restrictions on disclosure and transferability incorporated in its software license agreements. Despite these restrictions, it may be possible for competitors or users to copy aspects of the Company's products or to obtain information which the Company regards as its trade secrets. Computer software generally cannot be patented, and existing copyright laws afford only limited protection.

       Hardware

                All of the Company's currently marketed software to the legal profession is designed to use in connection with various network operating systems operating with either the Hewlett-Packard 3000 or 9000 UNIX-based computer systems which the customer typically purchases from the Company.

                The Dimension single user software version will run on a personal computer. The Dimension client/server software version will be available for firms wanting multiple user access and may be installed in a Microsoft or Novell network environment.

       Marketing

                The Company markets its systems through presentations at conventions of regional and national associations of lawyers, firm administrators and information system managers. The Company also advertises in regional and national journals or periodicals that are disseminated to the legal profession. The Company engages in direct mailing campaigns and demonstrates its systems at product shows, industry seminars and within prospective law firm client offices. The Company has installed over 275 of its systems in law firms and expects to continue to benefit from positive referrals. During fiscal year 1996, the costs associated with the Company's direct mail and general advertising efforts were insignificant to the costs associated with the Company's operations as a whole. The Company believes its marketing efforts will increase when its next-generation, Windows-based software product is available for general release, currently targeted for the later half of fiscal year 1997.

                The Dimension products open a significantly expanded market to the Company's products. For the past 20 years, the market focus was on mid-size to large law firms. In its first release, the Dimension product is designed to meet the needs of small firms, including sole practitioners. Subsequent product releases will accomodate larger law firms. A reseller channel is currently in development by the Company to market, install and train users on the Dimension products.

       Installation and Maintenance

                The Company and  Hewlett-Packard coordinate the  installation of current hardware at the customer's premises. In most cases, representatives of the Company, Hewlett-Packard and the customer meet at the site where the system is to be installed, and examine and approve the suitability of the ambient environment at the installation site. Subsequently, Hewlett-Packard installs the hardware and provides its standard warranty. Hewlett-Packard maintains and services the hardware pursuant to an agreement with the customer.

                The Company provides software maintenance for a fixed monthly fee, which covers enhancements, modifications and improvements to the licensed software. Such services do not generally require customer site visits from Company personnel.

       Competition

                The computer software  systems industry  is highly  competitive.
       Software designed to accomplish substantially the same purposes as the products of the Company is readily available from numerous competitors. Although many competitors have announced development plans to release next generation client/server products, few such products are available today. The Company competes on the basis of the quality of its products and services, its insights into the needs of law firms and its reputation. The Company believes that its pricing policies are competitive with those of other competitors.

       Multimedia Products

                In May, 1992, the Company established its Panamar Systems division. Panamar Systems provides video and multimedia services to targeted market segments within the legal industry, selected commercial accounts and the general corporate community. During the fiscal year ended January 31, 1996, the operations of the Company's Panamar Systems division were not material to the Company's business as a whole.

                In July 1994, the Company discontinued the operations of its MediaMagic subsidiary, an advanced multimedia applications company that designed, marketed, manufactured and sold full motion video and CD quality audio software and hardware products. The MediaMagic products were not dependent on or related to the Company's core legal hardware and software products, but were designed to provide sophisticated multimedia applications to any user of Hewlett-Packard Unix-based workstations.

       Employees

                As of March 31, 1996, the Company employed 52 full-time employees, 34 of whom provided technical support and product development services, 7 were engaged in sales and marketing and 11 were employed in finance, accounting and administration. No employees are represented by a union or collective bargaining agreement. The Company believes that its relationship with its employees is good.

       Research and Development

                During the year ended January 31, 1996, the Company expended approximately $933,000 on software research, development and production costs. This compares with approximately $1.0 million and $1.9 million expended during the fiscal years ended January 1995 and 1994, respectively. Net software research, development and production expenses, after capitalization of certain software development costs, amounted to approximately $195,700 in fiscal 1996 versus $700,000 in the prior fiscal year. The Company anticipates its expenditures for research, development and production in fiscal 1997 will approximate current levels.

       Item 2.  Properties

                The Company owns its corporate headquarters and operating facilities located in Richardson (Dallas County), Texas. The building contains approximately 20,000 square feet and has a parking area of approximately 50,000 square feet. These facilities are subject to a $344,000 mortgage note payable at January 31, 1996. The Company believes its current facility is adequate to conduct its business. The Company also owns 10.97 acres of undeveloped land located in Frisco, Texas.

                In connection with its systems development and servicing programs, the Company owns and utilizes one HP 1000 computer, one HP 3000 Micro Classic, one HP 3000 series 937LX, one HP 3000 series 957, one HP 9000 series 817 and one HP 9000 series 800/G50. The company also utilizes various other peripheral equipment, including printers, micro-computers, UNIX workstations, scanners and other equipment.

       Item 3.  Legal Proceedings

                The Company is a party to certain legal proceedings arising in the ordinary course of business, none of which is believed to be material to the financial position of the Company. The Company is not aware of any pending or contemplated proceeding against it by governmental authorities concerning environmental matters. The Company knows of no legal proceedings, pending or threatened, or judgments entered against any Director or Officer of the Company in his or her capacity as such.

       Item 4.  Submission of Matters to a Vote of Security Holders

                No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended January 31, 1996.

                                       PART II


       Item 5.   Market  for   the  Registrant's   Common  Stock   and   Related
       Stockholder Matters

                 Public trading of the Company's Common Stock commenced on the over-the-counter market on July 19, 1983. On January 22, 1985, the Company's stock began trading on the NASDAQ National Market System. The Company's Common Stock began trading on the American Stock Exchange on April 9, 1986. The Company's Common Stock is traded under the trading symbol "LLB". The Company has not declared or paid cash dividends since fiscal 1988 and does not anticipate any dividends will be declared or paid in the foreseeable future. The Company intends to retain any earnings to finance the development and expansion of the Company's operations.

                 At April 23, 1996, there were approximately 300 holders of record and approximately 1,000 beneficial owners of the Company's Common Stock. For the periods indicated below, the following table sets forth the high and low trading prices as reported by the American Stock Exchange.



                                                     Market Price

                                               High          Low

       1994 Calendar Year:
            First Quarter                      1   3/8        1
            Second Quarter                     1   1/8           1/2
            Third Quarter                          7/8           7/16
            Fourth Quarter                     1   1/4           5/8

       1995 Calendar Year:
            First Quarter                      1   7/8           7/8
            Second Quarter                     1   3/16         15/16
            Third Quarter                      2  15/16         15/16
            Fourth Quarter                     2  11/16       2

       1996 Calendar Year:
            First Quarter                      2   1/2        1  1/2


       The closing sales price per share of the Common Stock on the American Stock Exchange on April 23, 1996 was $1 13/16.


       Item 6.  Selected Financial Data

       FIVE-YEAR CONSOLIDATED FINANCIAL SUMMARY

                                          Year Ended January 31,
                         1996        1995         1994         1993         1992

       For The Year:

       Operating
       revenues        $5,259,131  $6,766,987   $9,670,772  $11,920,815  $12,176,764

       Income (loss)
       from
       continuing
        operations,
       before income
       taxes             $664,117    $703,088 $(5,653,656)     $440,401 $(1,904,121)

       Income (loss)
       from
       continuing
        operations       $664,117    $703,088 $(4,653,656)     $270,401 $(1,194,121)

       Loss from
       discontinued
        operations
       of MediaMagic               $(495,579)   $(712,143)

       Net income
       (loss)            $664,117    $207,509 $(5,365,799)     $270,401 $(1,194,121)

       Income (loss)
       per common
         share from
       continuing
         operations        $ 0.11      $ 0.11      $(0.78)       $ 0.05      $(0.20)

       Loss per
       common share
       from
       discontinued
       operations of
       MediaMagic                     $(0.08)      $(0.12)

       Net income
       (loss) per
         common
       share               $ 0.11      $ 0.03      $(0.90)        $0.05      $(0.20)

       Weighted
       average
         shares
       outstanding      6,210,164   6,051,492    5,985,170    5,940,577    5,995,385


       At Year End:

       Total assets   $10,875,308 $10,577,025  $13,321,039  $17,422,059  $17,640,264

       Total
       liabilities     $1,360,719  $1,905,724   $4,909,919   $3,752,292   $4,012,208

       Shareholders'
       equity          $9,514,589  $8,671,301   $8,411,120  $13,669,767  $13,628,056


       Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


       Results of Operations

            The following table sets forth, for the fiscal years indicated, items in the Consolidated Statements of Operations expressed as a percentage of operating revenues:


                                          Year Ended January
                                                 31,
                                          1996  1995    1994
       Operating revenues:
        System sales                        14 %   21%    39 %
        Services and support                86     79     61
                                           100    100    100

       Costs and expenses:
        Cost of system sales                 9     12     22
        Cost of services and
        support                              6      6      6
        Amortization of capitalized
        software                             5      3      4
        Operating expenses                  25     22     28
        Selling, general and
        administrative expenses             43     37     61
        Software research and
        development costs                    4     11     11
        Restructuring charges                             26

                                            92     91    158
       Operating income (loss) from
       continuing operations                 8      9   (58)
       Interest income
       (expense), net                        5      1
       Income (loss) from continuing
       operations before taxes              13     10   (58)
       Income tax benefit                               (10)

       Income (loss) from continuing
       operations                           13     10   (48)

       Discontinued operations, net of
       related income taxes:
        Loss from discontinued
        operations of MediaMagic                  (3)    (7)
        Loss on disposal of MediaMagic            (4)
       Loss from discontinued operations
       of MediaMagic                              (7)    (7)

        Net income (loss)                   13 %    3%  (55) %


       Year Ended January 31, 1996 compared to Year Ended January 31, 1995

            Total revenues from operations declined $1.5 million, or 22%, from $6.8 million in fiscal 1995 to $5.3 million in fiscal 1996. System sales revenues decreased $662,833, or 48%, from $1,390,296 in fiscal 1995 to $727,463 in fiscal 1996. Substantially all of the Company's system sales revenues in both fiscal years were from client system upgrades and peripheral sales as opposed to new system sales. The Company continues to attribute overall decreased sales activity to economic pressures in the legal marketplace. Additionally, the Company believes that its fiscal 1994 decision to abandon certain software projects and to focus its development efforts in the direction of current Windows-based software technology, further contributed to the decline in system sales as competitors' host-based, client server products became available to the legal industry marketplace. New system sales efforts have been, and will be, minimal until the Company releases its next generation, Windows-based, legal software product called ``Dimension''. Dimension is the result of three years of development efforts, utilizing current Microsoft technology to address current software market demands. The Company is currently in the beta-testing phase of Dimension development and anticipates improved sales revenues once the Company completes beta-testing of the software and begins initial marketing efforts, currently anticipated for the later half of fiscal year 1997. However, there can be no assurance that the new Dimension products will successfully compete with competitive products or that the Company's revenues or results of operations will improve in future periods with the introduction of the Dimension product line. See Revenue Recognition and Company Operations
       Note in ``Notes to Consolidated Financial Statements''.

            Service and support revenues decreased $845,023, or 16%, from $5,376,691 in fiscal 1995 to $4,531,668 in fiscal 1996. This decrease was primarily attributable to reduced training, support, and conversion service revenue due primarily to fewer new system sales during the year.

            Costs of system sales as a percentage of system sales revenues was 62% in fiscal 1996 compared to 59% in the previous fiscal year. Costs of services and support as a percentage of services and support revenue was 7% in fiscal 1996, compared to 8% in the prior fiscal year. Costs of services and support is primarily comprised of personnel costs directly associated with the performance of the service and certain third party costs associated with the maintenance revenues included in service and support revenues. Amortization of capitalized software increased $52,000, or 22%, from $236,000 in fiscal 1995 to $288,000 in fiscal 1996.
       Operating expenses decreased $106,291, or 8%, from $1,413,942 in fiscal 1995 to $1,307,651 in fiscal 1996. Selling, general and administrative expenses decreased $216,430, or 9%, from $2,502,030 in fiscal 1995 to $2,285,600 in fiscal 1996. The decrease in operating expenses and selling, general and administrative expenses was primarily attributable to the fiscal year 1996 reallocation of resources to software development efforts qualifying for capitalization. See Note 1 of ``Notes to Consolidated Financial Statements''.

            Software research and development expenses decreased 72%, from $700,000 in fiscal 1995 to $195,700 in fiscal 1996. The primary contributing factor to this decrease was the fiscal 1996 capitalization of approximately $738,000 in product development costs primarily associated with the development of the Company's Dimension software product. The Company expects its Dimension product development efforts to continue through the first half of fiscal 1997 and that enhancements and improvements to the product will be made on an on-going basis thereafter. The Company will begin amortization of the Dimension product development costs in the later half of fiscal 1997.

            Interest income (expense), net increased over 400%, from $48,058 in fiscal 1995 to $260,640 in fiscal 1996. Interest income in fiscal 1995 was comprised of approximately $155,000 in interest income offset by approximately $107,000 in interest expense. In fiscal 1996, non-operating income was comprised of approximately $303,000 in interest income, relating primarily to investment income interest, offset by approximately $42,000 in mortgage interest expense on the Company's corporate facility.

            Net income from continuing operations decreased $38,971, or 6%, from $703,088 in fiscal 1995 to $664,117 in fiscal 1996. Net losses from discontinued operations were $495,579 in fiscal 1995, resulting in net income for fiscal 1995 of $207,509 compared with net income in fiscal 1996 of $664,117.

       Year Ended January 31, 1995 compared to Year Ended January 31, 1994

             Total operating revenues from continuing operations decreased $2,903,785, or 30%, from $9,670,772 in fiscal 1994 to $6,766,987 in fiscal 1995. System sales revenues decreased $2,342,508, or 63%, from $3,732,804 in fiscal 1994 to $1,390,296 in fiscal 1995. Substantially all of the Company's system sales revenues in fiscal 1995 were from client system upgrades and peripheral sales as opposed to new system sales. Service and support revenues decreased $561,277, or 9%, from $5,937,968 in fiscal 1994 to $5,376,691 in fiscal 1995. This decrease was primarily attributable to decreased training, support, and conversion service revenue due to fewer new system sales for the year.

             Costs of system sales as a percentage of system sales revenues remained unchanged at 59% in both fiscal 1994 and fiscal 1995. Costs of services and support as a percentage of services and support revenue was 8% in fiscal 1995, compared to 9% in the prior fiscal year.

             Operating expenses from continuing operations decreased 48%, or $1,310,393, from $2,724,335 in fiscal 1994 to $1,413,942 in fiscal 1995.
       This decrease was primarily attributable to staff reductions made during the Company's fourth quarter fiscal 1994 restructuring effort.

             Selling, general and administrative expenses from continuing operations decreased $3,374,917, or 57%, from $5,876,947 in fiscal 1994 to $2,502,030 in fiscal 1995. This decrease was attributable to reductions in personnel and personnel-related costs in fiscal 1995 as compared with fiscal 1994. Also contributing to the decrease were significant reductions in discretionary spending as a result of better management of overhead costs.

             Software development costs decreased $400,000, or 36%, from $1,100,000 in fiscal 1994 to $700,000 in fiscal 1995. This decrease is primarily the result of decisions made in fiscal 1994 to abandon software projects determined to have minimal future value. The Company continued to expend significant amounts in its product development efforts. In fiscal 1995, new software products were being designed with current software technology to allow the Company to stay competitive with current software market demands.

             Losses from the Company's discontinued MediaMagic operations were $495,579 in fiscal 1995. Included in the loss was $235,648 in losses relating to adjustments and writedowns of the subsidiary's fixed assets and inventory during the second quarter of fiscal 1995, when the Company discontinued the operations of MediaMagic. The Company did not incur any losses relating to MediaMagic in the Company's third and fourth quarters of fiscal 1995 and the Company does not anticipate any further losses with respect to the discontinued subsidiary. MediaMagic operating losses reported in the previous fiscal year were $712,143. See Note 11 of ``Notes to Consolidated Financial Statements''.

             The Company's fiscal 1994 restructuring contributed to the Company's improved operating performance during fiscal 1995. Although sales revenues significantly declined in fiscal 1995, the Company reported net income of $207,509 in fiscal 1995 as compared to a net loss of $5,365,799 in fiscal 1994. The fiscal 1994 restructuring contributed to the increase in net income in fiscal 1995 by providing for reductions in excess personnel and personnel-related costs in addition to significant reductions in discretionary spending. Cost control programs implemented early in the fourth quarter of fiscal 1994 have contributed to a better management of overall expenses in fiscal 1995. In addition, the Company's decision to discontinue the operations of its MediaMagic subsidiary allowed the Company to focus its attentions and resources to its core legal software business.

       Recent Accounting Pronouncements

            In March  1995,  the  Financial Accounting  Standards  Board  issued
       Statement of Financial Accounting Standards No. 121, ``Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of'' (SFAS 121), which the Company is required to adopt no later than the first quarter of fiscal 1997. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain intangible assets to be disposed of. The Company will adopt SFAS 121 in fiscal 1997, however, management does not believe the adoption of SFAS 121 will have a material effect on the Company's financial position or results of operations.

            In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, ``Accounting for Stock-based Compensation'' (SFAS 123). SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. This statement requires the fair value of stock options and other stock-based compensation issued to employees to either be included as compensation expense in the income statement, or the pro forma effect on net income and earnings per share of such compensation expense to be disclosed in the footnotes of the Company's financial statements commencing in fiscal year 1997. The Company will adopt SFAS 123 on a footnote disclosure only basis in fiscal 1997. As such, implementation of SFAS 123 is not expected to impact the Company's financial position or results of operations.

       Fluctuations in Interim Period Operating Results

            Management of the Company believes that historically, interim results and period-to-period comparisons have been neither predictable nor an accurate measure of the annual performance of the Company. The Company has experienced and expects to continue to experience period-to-period fluctuations in the number of systems sold, revenues and net income. Although recent operating revenues of the Company have mostly been derived from service and support revenues, fluctuations in system sales revenues have historically resulted from the revenues of the Company being generated principally by the sale of a small number of relatively expensive systems, the policy of the Company of recognizing revenue upon delivery of the hardware and delivery and acceptance of the software, the equipment availability of hardware from the Company's hardware supplier, and the desire of the customer to accelerate or delay the date of delivery. These factors tend to distort the operating results of an interim period. Additionally, sales are not made or recognized evenly throughout the fiscal year or any interim period, thus making meaningful interim period comparisons difficult. These fluctuations may also have a significant impact on profitability in any interim period as a result of the relatively fixed nature of operating costs and selling, general and administrative expenses.

       Liquidity and Capital Resources

            Net cash provided by operating activities was approximately $1.9 million in fiscal 1996 as compared to approximately $2.2 million in cash provided by operating activities in fiscal 1995. During fiscal 1995, liquidity was substantially improved due to receipt by the Company of approximately $1 million in federal income tax refunds. Additional liquidity in both fiscal years resulted from interest received on funds invested in certificates of deposit and treasury bills. The Company's current financial position remains strong with cash, certificates of deposit and treasury bill investments totaling $5.5 million, or 50%, of total assets at January 31, 1996 compared with $4.4 million, or 41%, of total assets at January 31, 1995. Capital expenditures totaling $966,000 were made during fiscal year 1996 compared to $411,000 in the previous fiscal year. Of the $966,000 expended in fiscal 1996, $738,000 relates to capitalized software development; the remainder to acquire equipment and software for use in the Company's support and development efforts. Cash flows from financing activities improved in fiscal 1996 due to cash receipts of approximately $186,000 obtained from employee common stock purchases and stock option exercises associated with various employee benefit plans and a reduction in funds used for payment of the mortgage note payable from $631,000 in fiscal 1995 to $63,000 in fiscal 1996.

            The Company has not made any material commitments for capital expenditures; however, the Company anticipates substantial expenditures will be made during fiscal year 1997 in the areas of development, sales, marketing and support to complete and introduce its next generation Dimension software products.

            At January 31, 1996 and 1995, the Company has established a 100% valuation allowance to fully offset the net deferred tax asset balances of $731,000 and $716,000, respectively. Factors leading to management's assessment that significant uncertainties exist regarding the realization of these assets include (1) recent decline in system sales revenues, (2) uncertainty regarding the future success and timing of sales of the Company's new Windows-based products, and (3) financial and economic problems in the Company's primary customer market (i.e. legal industry).

          Working capital and the ratio of current assets to current liabilities are as follows:


                                       Working      Current
                                       capital       ratio

                   At January 31:

                   1996              $6,094,071     6.6 to 1

                   1995              $5,428,002     4.5 to 1

                   1994              $4,495,403     1.9 to 1


          Current assets consist primarily of cash, short-term investments, accounts receivable and unbilled revenues from system sales and services.


       Item 8. Financial Statements and Supplementary Data

       CONSOLIDATED BALANCE SHEETS
                                                               January 31,
                                                           1996          1995
       ASSETS

       Current assets:
        Cash and cash equivalents                     $     807,965 $   1,499,733
        Short-term investments                            4,648,774     2,881,030
        Accounts receivable, net of allowance
        of $170,000 and
        $286,000, respectively                            1,161,224     1,160,516
        Unbilled revenue                                    338,774       966,102
        Other current assets                                224,022       482,608
          Total current assets                            7,180,759     6,989,989
       Property, furniture and equipment,net of
       accumulated depreciation                           2,152,718     2,548,222

       Capitalized software, net of accumulated
       amortization                                       1,150,575       700,694
       Other assets                                         391,256       338,120
        Total assets                                  $  10,875,308 $  10,577,025

       LIABILITIES AND SHAREHOLDERS' EQUITY

       Current liabilities:
        Accounts payable                              $     448,965 $     398,485
        Accrued expenses                                    264,002       268,366
        Accrued contract completion costs                   214,100       388,155
        Accrued contract settlement
        liabilities                                                       312,571
        Deferred systems revenues                            89,915       130,998
        Short-term portion of mortgage note
        payable                                              69,706        63,412
          Total current liabilities                       1,086,688     1,561,987
        Long-term portion of mortgage note
        payable                                             274,031       343,737
        Total liabilities                                 1,360,719     1,905,724

       Commitments and Contingencies (Note 12)
       Shareholders' equity:
        Preferred stock, $1.00 par value,
        2,000,000 shares authorized, no shares
          issued and outstanding
        Common stock, $.01 par value, 13,000,000
        shares authorized, 7,048,947 and 6,910,692
          shares issued, respectively                        70,489        69,107
       Additional paid-in capital                        10,131,927     9,947,369
       Retained earnings                                  2,171,460     1,507,343
                                                         12,373,876    11,523,819
       Less: Treasury stock, 842,106 and                (2,859,287)   (2,852,518)
       839,256 shares, respectively

        Total shareholders' equity                        9,514,589     8,671,301

       Total liabilities and shareholders'
       equity                                           $10,875,308   $10,577,025

       See accompanying notes to consolidated financial statements.


       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     Year Ended January 31,
                                                1996         1995          1994
       Operating revenues from
       continuing operations:
           System sales                   $    727,463  $   1,390,296   $ 3,732,804
           Services and support              4,531,668      5,376,691     5,937,968

                                             5,259,131      6,766,987     9,670,772

       Costs and expenses:
           Cost of system sales                448,756        820,146     2,185,469
           Cost of services and
           support                             329,947        439,839       552,745
           Amortization of
           capitalized software                288,000        236,000       390,000
           Operating expenses                1,307,651      1,413,942     2,724,335
           Selling, general and
           administrative expenses           2,285,600      2,502,030     5,876,947
           Software research and
           development costs                   195,700        700,000     1,100,000
           Restructuring
           charges                                                        2,479,661

                                             4,855,654      6,111,957    15,309,157

       Operating income (loss) from
       continuing operations                   403,477        655,030   (5,638,385)
       Interest income (expense),
       net                                     260,640         48,058      (15,271)

       Income (loss) from continuing
       operations before taxes                 664,117        703,088   (5,653,656)
       Income tax benefit                                               (1,000,000)

       Income (loss) from continuing
       operations                           $  664,117  $     703,088  $(4,653,656)

       Discontinued operations, net
       of related income taxes:
           Loss from discontinued
           operations of MediaMagic                         (236,214)     (712,143)
           Loss on disposal of
           MediaMagic                                       (259,365)

       Loss from discontinued operations
       of MediaMagic                                        (495,579)     (712,143)

       Net income (loss)                    $  664,117  $     207,509 $ (5,365,799)

       Income (loss) from continuing
       operations per common share          $      .11  $         .11 $       (.78)

       Loss from discontinued
       operations per common share          $           $       (.08) $       (.12)

       Net income (loss) per common
       share                                $      .11  $         .03 $       (.90)

       Weighted average shares
       outstanding                           6,210,164      6,051,492     5,985,170


       See accompanying notes to consolidated financial statements.

       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       Year Ended January 31,
                                               1996           1995          1994
       Cash flows from operating activities:

         Net income (loss)                $     664,117 $      207,509 $ (5,365,799)
         Adjustments to reconcile net
         income (loss) to net cash
         provided by operating
         activities:
          Depreciation of property,
          furniture and equipment               582,143        712,806       982,772
          Amortization of capitalized
          software costs                        288,000        236,000       390,000
          Writedown of land to net
          realizable value                                                   300,000
          Write-off of abandoned
          software projects                                                1,209,405
          Write-off, net of
          depreciation, of computer
          equipment from
           discontinued operations                              92,557
          Other                                                  4,126         5,646

          Changes in assets and liabilities:
            Accounts receivable                   (708)        199,435     1,086,581
            Unbilled revenue                    627,328      1,908,166       615,821
            Other current
            assets                              258,586      1,135,895     (525,433)
            Other assets                       (53,136)      (318,227)       420,586
            Accounts payable and accrued
            expenses                          (440,510)    (1,899,396)     1,321,739
            Deferred systems revenues          (41,083)      (474,053)        60,678
            Deferred taxes                                     388,524     (426,524)
          Net cash provided by operating
          activities                          1,884,737      2,193,342        75,472

       Cash flows from investing
       activities:

         Additions to property, furniture
         and equipment                        (228,350)      (127,610)     (796,228)
         Additions to capitalized
         software                             (737,881)      (283,303)   (1,030,432)
         (Purchase) sale of certificates
         of deposit                           (581,000)        100,000       490,000
         Purchase of U.S. Treasury
         Bills                              (1,186,744)    (2,485,030)
         Other                                   41,711         12,332
         Net cash used in investing
         activities                         (2,692,264)    (2,783,611)   (1,336,660)

       Cash flows from financing
       activities:

         Issuance of common
         stock                                  185,940         52,672       107,152
         Payments of mortgage note
         payable                               (63,412)      (630,746)      (53,790)
         Purchase of treasury shares            (6,769)
         Net cash provided by (used in)
         financing activities                   115,759      (578,074)        53,362
       Net decrease in cash                   (691,768)    (1,168,343)   (1,207,826)
       Cash and cash equivalents at
       beginning of period                    1,499,733      2,668,076     3,875,902
       Cash and cash equivalents at end
       of period                          $     807,965 $    1,499,733 $   2,668,076



       Supplemental disclosures of cash flow information:
         Interest expense paid            $      42,000 $      120,597 $     137,597
         Income taxes paid                              $      116,167


       See accompanying notes to consolidated financial statements.


       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                     Common Stock
                                                 Shares       Amount
       Balance at January 31, 1993              6,772,719  $    67,727

       Issuance of common stock                    84,471          845
       Net loss

       Balance at January 31, 1994              6,857,190       68,572

       Issuance of common stock                    53,502          535
       Net income

       Balance at January 31, 1995              6,910,692       69,107

       Issuance of common stock                   113,814        1,138
       Stock options exercised                     24,441          244
       Purchase of treasury stock
       Net income

       Balance at January 31, 1996              7,048,947  $    70,489


       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)

                             Additional
                              paid-in        Retained      Treasury    Shareholders'
                              capital        earnings        stock         equity
       Balance at
       January 31, 1993    $  9,788,925  $   6,665,633 $  (2,852,518) $   13,669,767

       Issuance of common
       stock                    106,307                                      107,152
       Net loss                            (5,365,799)                   (5,365,799)

       Balance at
       January 31, 1994       9,895,232      1,299,834    (2,852,518)      8,411,120

       Issuance of common
       stock                     52,137                                       52,672
       Net
       income                                  207,509                       207,509

       Balance at
       January 31, 1995       9,947,369      1,507,343    (2,852,518)      8,671,301

       Issuance of common
       stock                    149,842                                      150,980
       Stock options
       exercised                 34,716                                       34,960
       Purchase of
       treasury stock                                         (6,769)        (6,769)
       Net
       income                                  664,117                       664,117

       Balance at
       January 31, 1996    $ 10,131,927  $   2,171,460 $  (2,859,287) $    9,514,589

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Note 1 - Organization and Summary of Significant Accounting Policies

            CompuTrac, Inc. (the "Company") was formed in 1977 to develop, market, service and support integrated turnkey computer systems for law firms. The Company's significant accounting policies are as follows:

       Principles of Consolidation

            The financial statements for fiscal year 1994, 1995 and 1996 are consolidated and include the accounts of the Company's MediaMagic subsidiary. The operations of MediaMagic were discontinued in July 1994 and accordingly, the Company reflected the results from discontinued operations as a separate component in the Consolidated Statements of Operations for fiscal years 1994 and 1995. All significant intercompany transactions and balances were appropriately eliminated.

       Use of Estimates in the Preparation of Financial Statements

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Revenue Recognition and Company Operations

            The Company develops, markets, services and supports computer systems for the legal profession. The Company develops the software and is a Distributor Authorized Reseller of Hewlett-Packard systems hardware. System sales, service and support revenues are generally realized pursuant to a contract with the customer. Contracts typically provide for the shipment of hardware direct from the supplier to the customer, where it is installed by Hewlett-Packard personnel. After hardware installation, personnel from the Company install the software components. Hardware and software installation is generally provided for all significant components within four to six weeks after the hardware delivery process begins.

            The Company enters into software license agreements whereby the Company licenses software to a customer, providing that customer with the right to use the software. In accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position (SOP 91-1) ``Software Revenue Recognition'', the Company recognizes software license revenue upon delivery of the hardware, software and confirmation of customer acceptance per the terms of the contract. Each software license agreement is evaluated by management to determine if significant vendor obligations exist, such as post-contract customer support, and to determine whether collection of the associated receivable is probable. Post-contract customer support revenue is deferred and amortized over the period of the service, usually not exceeding one year from the inception of the contract.

            Other contractual services may include data conversion and training conducted by Company personnel following installation of the major components of hardware and software. Revenues related to these services are deferred and recognized as revenue at the time the services are rendered, usually not exceeding one year from inception of the contract. In addition, the contract may provide for add-on software applications which are still under development and which complement the core system, but are not integral to the basic functionality of the core system. Uncompleted add-on software application revenue is deferred until delivery occurs and evidence of customer acceptance has been obtained. Unbilled revenue represents the excess of system sales contracts over progress billings. Accrued contract completion costs represent estimated software project completion costs necessary to fulfill client contract obligations.

       Cash Equivalents

            The Company considers investments with original maturity dates of 90 days or less to be cash equivalents.

       Short-Term Investments

            The Company considers investments with original maturity dates that are greater than 90 days but less than one year, to be short-term investments. The carrying values of these investments are approximately equal to their fair market values at the end of each year.

       Capitalized Software

            The Company capitalizes the costs of developing and testing new or significantly enhanced software products in accordance with the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed''. Capitalized software development costs are amortized on a product-by-product basis using the greater of the amount computed by the ratio of current year net revenue to estimated future net revenue, or the amount computed by the straight-line method over a period which approximates the estimated economic life of the products, which historically has been four years. The amount by which unamortized software costs exceed the net realizable value, if any, is recognized in the period the excess is determined.

       Property, Furniture, Equipment and Depreciation

            Property, furniture and equipment are recorded at cost. The cost of such assets, other than land, is depreciated on a straight-line basis over the estimated useful life of the asset (generally three to ten years). The Company's corporate facility is being depreciated using the straight-line method over an estimated useful life of 30 years. Maintenance and repair expenditures are charged to operations; renewals and betterments are capitalized.

       Income Taxes

            Income taxes are provided for taxes currently payable based on taxable income. Deferred income taxes are provided for the tax effects of temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

       Earnings Per Share

            Earnings per share are based on the weighted average number of common shares of stock outstanding. Options and warrants, when dilutive, have been included in the calculation of weighted average number of shares outstanding.

       Reclassification

            Certain  prior  year  financial   statement  information  has   been
       reclassified to conform to the current year presentation.

       Recent Accounting Pronouncements

            In March  1995,  the  Financial Accounting  Standards  Board  issued
       Statement of Financial Accounting Standards No. 121, ``Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of'' (SFAS 121), which the Company is required to adopt no later than the first quarter of fiscal 1997. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain intangible assets to be disposed of.

       The Company will adopt SFAS 121 in fiscal 1997, however, management does not believe the adoption of SFAS 121 will have a material effect on the Company's financial position or results of operations.

            In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, ``Accounting for Stock-based Compensation'' (SFAS 123). SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. This statement requires the fair value of stock options and other stock-based compensation issued to employees to either be included as compensation expense in the income statement, or the pro forma effect on net income and earnings per share of such compensation expense to be disclosed in the footnotes of the Company's financial statements commencing in fiscal year 1997. The Company will adopt SFAS 123 on a disclosure basis only in fiscal 1997. As such, implementation of SFAS 123 is not expected to impact the Company's consolidated balance sheets or consolidated statements of operations.

       Note 2 - Accrued Expenses

            Included in accrued expenses at January 31, 1996 are legal fees totaling $65,000 and sales taxes totaling $100,231.

       Note 3 - Restructuring and Other Non-Recurring Charges

            In December 1993, the responsibilities of the Company's former President and Chief Operating Officer were assumed by the Company's founder and Chairman, who initiated a change in the strategic direction of the Company. This change resulted in a major corporate restructuring effort by the Company and resulted in a charge against earnings of approximately $2.5 million in the Company's 1994 fiscal year. Approximately $1.3 million of these charges related specifically to the Company's decision to abandon certain software projects that no longer met a market requirement, and to focus its development efforts in the direction of current Windows-based software technology. The remainder of the restructuring charges were related to Company-wide staff reductions and the Company's decision to abandon its plans to relocate to a new corporate facility.

            Although the Company's revised strategy included a continued resolution toward servicing and supporting existing large mainframe customers, the Company's reduction in resources and change in strategic direction required the Company to focus its available resources on favorable customer relationships, evaluate the collectibility of outstanding receivables associated with less favorable relationships, and record charges to bad debt expense, as appropriate. Consequently, the Company recorded charges to bad debt expense of approximately $400,000 in fiscal year 1994.

            In conjunction with the restructuring, management undertook an analysis to determine the additional costs expected to be incurred to successfully fulfill client contract obligations. This analysis resulted in approximately $500,000 in non-recurring charges reported in fiscal year 1994. These costs were primarily related to (1) completion of the development of add-on software applications or the performance of customer requested customizations to add-on applications not integral to the functionality of the core system, (2) estimated additional costs related to the transition of customer service personnel resulting from significant downsizing in staff, (3) customer-caused delays, and (4) contract revisions in dispute as to scope and price.

            At January 31, 1996, the Company had no accrued liabilities remaining with respect to the corporate restructuring actions taken during fiscal 1994. Expenses accrued in connection with the restructuring were incurred and funded in fiscal 1995.


       Note 4 - Property, Furniture and Equipment

               Property, furniture and equipment costs are summarized as follows:
                                                           January 31,
                                                1996          1995          1994
               Equipment                    $ 6,704,956   $ 6,576,973  $  6,599,292

               Building                       1,208,179     1,201,950     1,196,968

               Land                             554,122       554,122       554,122

               Furniture, fixtures and
               leasehold improvements           721,143       699,415       710,910
                                              9,188,400     9,032,460     9,061,292

               Less accumulated
               depreciation                   7,035,682     6,484,238     5,824,844

                                            $ 2,152,718   $ 2,548,222  $  3,236,448


       Note 5 - Capitalized Software

               Capitalized software costs are summarized as follows:
                                                      January 31,
                                                1996          1995          1994
               Capitalized software
               costs                        $ 3,083,431   $  2,345,550 $  3,277,637

               Less capitalized software
               costs written-off                                          1,209,405
                                              3,083,431     2,345,550     2,068,232

               Less accumulated
               amortization of
               capitalized
               software costs                 1,932,856     1,644,856     1,408,856

                                            $ 1,150,575   $   700,694  $    659,376


       Note 6 - Income Taxes

               The effective income tax rates differed from the statutory federal income tax rates for the following reasons:

                                            Year Ended January 31,
                                         1996      1995          1994
       Statutory rate                      34%         34 %          (34)%

       (Reduction) addition resulting
       from:

         Permanent differences              1           6               1

         MediaMagic net operating
       loss carryover                    (37)

         Utilization of net
           operating loss carryovers                 (36)              17

         Other                              2         (4)

       Effective rate                       0%          0 %          (16)%



       Benefit for income taxes consist of the following components:
                                             Year Ended January 31,
                                         1996      1995          1994
       Current                         $    0  $        0   $   (572,000)

       Deferred                             0           0       (428,000)

                                       $    0  $        0   $ (1,000,000)



       Deferred tax (assets) liabilities comprised the following:
                                                   Year Ended January 31,
                                               1996          1995         1994
       Deferred tax
       assets:
       Unbenefited net-operating loss
       carryforward                       $  (672,000)  $  (121,000) $ (1,129,000)
       Allowance for doubtful
       accounts                               (65,000)      (97,000)     (123,000)
       Deferred revenue                        (9,000)      (12,000)             0
       Building and land
       writedown                             (791,000)     (831,000)     (714,000)
       Reserve for client
       contracts                                     0     (106,000)     (235,000)
       Accrued
       liabilities                            (63,000)      (35,000)     (206,000)
       State taxes and
       other                                  (57,000)      (73,000)     (163,000)
              Total deferred tax assets    (1,657,000)   (1,275,000)   (2,570,000)
       Deferred tax liabilities:
       Tax over book
       depreciation                            521,000       383,000       365,000
       Net capitalized
       software costs                          362,000       176,000       210,000
       Deferred revenue                              0             0       374,000
       Other                                    43,000             0             0
              Total deferred tax
              liabilities                      926,000       559,000       949,000
       Deferred tax assets valuation
       allowance                               731,000       716,000     1,232,000
       Net deferred tax
       assets                             $          0  $          0 $   (389,000)


       At January 31, 1996, the Company had a net operating loss carryforward of approximately $1,767,000 expiring in 2010. Under section 382 of the Internal Revenue Code, annual use of the operating loss carryforward may be limited if a cumulative change in ownership of more than 50% has occurred within a three-year period.

       CompuTrac initially anticipated disposing of its subsidiary, MediaMagic, through a stock disposition in fiscal 1995. Therefore, in the provision
       of  fiscal  1994  the  net  operating  loss  carryforward   generated  by
       MediaMagic was excluded from the Company's net operating loss carryforward. During fiscal 1995, the Company discontinued the MediaMagic operations and liquidated its operating assets through sales of assets to third parties or transfer to the parent company's continuing operations. As a stock disposition did not occur, the MediaMagic net operating loss carryforward of $725,000 has been included in the provision for the year ended January 31, 1996. The Company's net operating loss carryforwards, including MediaMagic, are fully reserved.

       Note 7 - Mortgage Note Payable

            In April 1986, the Company purchased its corporate headquarters for $2,900,000 through the assumption of a first lien mortgage note payable having a principal balance of $1,308,558 with the remainder funded in cash. The note was dated May, 1983, having an original principal balance of $1,370,000, with the principal payable monthly plus interest at 12.875% over a term of 10 years ended May, 1993. In February, 1994, the Company obtained a new, ten year, 9.5% fixed rate mortgage on its corporate headquarters. The closing on the new mortgage occurred on May 1, 1994. The principal amount of maturities for the years subsequent to January 31, 1996, are:


                                          Principal
                             Fiscal Year Maturities

                                1997      $69,706

                                1998      $76,623

                                1999      $84,228

                                2000      $92,588

                                2001      $20,592


       Note 8  - Related Party Transactions

            In December, 1992, the Company entered into a five-year employment agreement with its Chairman which expires in January, 1998. The agreement currently provides for an annual salary of $530,000, and entitles the Chairman to receive minimum raises equivalent to any annual increase in the Consumer Price Index for Dallas, Texas during the previous year.

       Note 9 - Shareholders' Equity

          Stock Repurchase Program

            In February, 1988, the Board of Directors authorized a stock repurchase program whereby the Company may purchase, from time-to-time, up to 600,000 shares of its outstanding Common Stock in the open marketplace or through negotiated transactions. During fiscal 1996, the Company did not purchase any shares of its outstanding Common Stock pursuant to the terms of the program.

          Stock Purchase Plans

            In December, 1985, the Company's Board of Directors adopted the CompuTrac, Inc. Employee Stock Purchase Plan and in May, 1991, adopted the CompuTrac, Inc. 1991 Employee Stock Purchase Plan. The Company reserved 300,000 and 500,000 shares of its Common Stock for purchase by its employees pursuant to the terms of these plans, respectively. Under both plans, eligible participating employees of the Company may elect to have an amount up to, but not in excess of, 10% of their regular salary or wages withheld for the purpose of purchasing the Company's Common Stock. The Company contributes to the participant's account an amount of money equal to 33 1/3% of the aggregate contribution made by each participant since the immediately preceding stock purchase date. All Common Stock of the Company purchased by the participating employees pursuant to the plans may be voted by the employee; any shares not so directed to vote are not voted. During fiscal 1996, the Company registered 500,000 of its shares to be reserved for future employee stock purchase activities. At January 31, 1996, 860,240 shares of the Company's Common Stock had been sold pursuant to these plans.

          1983 Incentive Stock Option Plan

            In June, 1983, the Board of Directors adopted and the shareholders approved the 1983 Incentive Stock Option Plan. Under the terms of the plan, the Company's Board of Directors is authorized to grant options to purchase up to 450,000 shares of Common Stock to key employees of the Company, including officers. The exercise price of an option must be at least 100% of the fair market value of the Common Stock as determined by the Board of Directors on the effective date of the grant. Each option granted under the option plan must be exercised, if at all, during a period established in the grant by the Board of Directors, but not exceeding 10 years from the date of grant. Options must be exercised by an optionee within three to twelve months after termination of employment. At January 31, 1996, there were 110,422 shares available for future grant.

          1990 Stock Option Plan

            In May, 1991, the Board of Directors adopted and the shareholders approved the 1990 Stock Option Plan. Under the terms of the plan, the Company's Board of Directors is authorized to grant options to purchase up to 500,000 shares of Common Stock to key employees of the Company, including officers and directors. Option grants may be in the form of either Incentive Stock Options or Non-Statutory Stock Options. The remaining terms of the option grants are identical to those of the 1983 Incentive Stock Option Plan. At January 31, 1996, there were 169,136 shares available for future grant.

          Non-Qualified Stock Options

            In May, 1990, the Board of Directors approved a grant by the Company of options to purchase 65,000 shares of Common Stock to four directors of the Company. The exercise price of the options is $2.45 per share and may be exercised at any time during the seven year period ending May, 1997. Options to purchase 15,000 shares of Common Stock granted one director were subsequently cancelled.


       Stock option activity for all plans is summarized below:
                                                             Option Price
                                             Options           Per Share
       Options outstanding, January
       31, 1994                                566,580       $1.13 - $4.00

       Granted                                  83,800       $.69 - $1.19

       Cancelled                             (161,913)       $1.13 - $2.30

       Options outstanding, January
       31, 1995                                488,467       $.69 - $4.00

       Granted                                 263,000       $.938 - $2.50

       Cancelled                             (117,680)       $1.88 - $2.36

       Exercised                              (24,441)      $.6875 - $1.88

       Options outstanding, January
       31, 1996                                609,346      $.6875 - $2.50

       At January 31, 1996, options for 219,601 shares were exercisable.


       Note 10 - 401(k) Retirement Plan


            In December, 1987, the Board of Directors authorized a simplified 401(k) Retirement Plan which was implemented in February, 1988. Under the terms of the plan, eligible participating employees of the Company may elect to have an amount up to, but not in excess of, 15% of their regular salary or wages withheld for purposes of setting aside funds available at retirement. Amounts withheld are invested in one or more available investment alternatives as selected by the individual employee. Under current tax law, amounts withheld under the plan, subject to annual limitations, and any interest earnings thereon, are tax deferred until such time as distributions are made to the employee. The Company does not contribute to the employee's account. All costs and expenses of administering the plan are paid by the Company.

       Note 11 - Discontinued Operations

            On February 1, 1993, the Company purchased 80% of the issued and outstanding common stock of MediaMagic Corporation, an advanced multimedia company that designed, developed and manufactured full-motion video and audio applications for both domestic and international markets, for a total purchase price of $100,000 in a transaction accounted for as a purchase. As part of the Company's fourth quarter fiscal 1994 restructuring, the decision was made to cease investing Company resources into the operations of MediaMagic due to the poor financial performance of the subsidiary and due to the Company's decision to refocus its resources on its core software and hardware products for the legal profession. During fiscal 1995, the subsidiary continued to show operating losses, resulting in the Company's decision to discontinue the operations of MediaMagic in the second quarter of fiscal year 1995. Accordingly, the Company has reflected the results from discontinued operations as a separate component in the Consolidated Statement of Operations.

       Note 12 - Commitments and Contingencies

            The Company's federal tax return for the fiscal year ended January 31, 1993 is under examination by the Internal Revenue Service. In February 1996, the Company proposed a settlement with the Internal Revenue Service which called for the Company to remit income tax deficiencies in the amount of $43,192 in addition to interest charges of $7,600. The Company paid the proposed tax deficiencies and related estimated interest charges in fiscal 1997. The Company is currently awaiting written acceptance of the proposed settlement from the Internal Revenue Service. Management believes the proposed settlement will be accepted without material changes. Accordingly, the final resolution is not expected to materially affect the financial condition or results of operations of the Company.

            The Company is subject to certain other legal proceedings, claims and disputes which arise in the ordinary course of its business. Although the Company cannot predict the outcomes of these legal proceedings, the Company's management does not believe these actions will have a material adverse effect on the Company's financial position, results of operations or liquidity. However, if unfavorably resolved, these proceedings could have a material adverse effect on the Company's financial position, results of operations and liquidity.

       Note 13 - Trademarks

            CompuTrac, Dimension, and other names of CompuTrac products referenced herein are trademarks or registered trademarks of CompuTrac, Inc. All other product and company names mentioned herein are the trademarks of their respective owners.

       REPORT OF INDEPENDENT ACCOUNTANTS


       To the Board of Directors and Shareholders of CompuTrac, Inc.


       In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and changes in shareholders' equity present fairly, in all material respects, the financial position of CompuTrac, Inc. and its subsidiary at January 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




       PRICE WATERHOUSE LLP

       Dallas, Texas
       April 7, 1996

       Item 9.        Disagreements on Accounting and Financial Disclosure

                 The Company has reported no disagreements with or change of its independent accountants during the 24 months prior to January 31, 1996.


                                        PART III

                 The information required by Part III is omitted from this Report and will be included in the registrant's 1996 definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") which is expected to be filed not later than 120 days after the end of the fiscal year covered by this Report, and the information included therein is incorporated herein by reference.

       Item 10.       Directors and Executive Officers of the Registrant

                 The information required by this Item is incorporated by reference to the Company's Proxy Statement.

       Item 11.  Executive Compensation

                 The information requ ired by this Item is incorporated by reference to the Company's Proxy Statement.


       Item 12.  Security Ownership of Certain Beneficial Owners and Management

                 The information required by this Item is incorporated by reference to the Company's Proxy Statement.

       Item 13.  Certain Relationships and Related Transactions

                 The information required by this Item is incorporated by reference to the Company's Proxy Statement.

                                        PART IV

       Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K


            (a)  The following documents are filed as a part of this Report:

             1.  Financial Statements:                             Page

                 Report of Independent Accountants                 26
                 Consolidated Balance Sheets at
                   January 31, 1996 and 1995                       13
                 Consolidated Statements of Operations
                   for the three years ended January 31, 1996      14
                 Consolidated Statements of Cash Flows for the
                   three years ended January 31, 1996              15
                 Consolidated Statements of Changes in
                   Shareholders' Equity for the three years
                   ended January 31, 1996                          16
                 Notes to Consolidated Financial Statements        17-25

            2.   Financial  Statement   Schedule:     The  following   financial
                 statement schedule of CompuTrac, Inc. is filed as a part of this Report:
                                                         Page

                 For the three years ended January 31, 1996:

                      Schedule II  -    Valuation and Qualifying
                                        Accounts                   32

                 No other financial statement schedules of CompuTrac, Inc. are required to be filed as a part of this Report.

            3.   Exhibits:

                 3.1*      -    Restated Articles of Incorporation of Registrant

                 3.2**     -    Bylaws of the Registrant

                 3.3***    -    Articles   of   Amendment    to   Articles    of
                                Incorporation of the  Registrant dated  December
                                1, 1987

                 4.1       -    Articles of  Incorporation  and  Bylaws  of  the
                                Registrant constituting Instruments Defining the
                                Rights of Common Stockholders (incorporated by reference to Exhibits 3.1, 3.2, and 3.3 hereto)

                 10.1****** -   Employment Agreement between the Registrant  and
                                Harry W. Margolis dated December 1, 1992

                 10.2*     -    Incentive Stock Option Plan of the Registrant

                 10.3********-  CompuTrac, Inc. 1991 Employee Stock  Purchase
                                Plan, as amended

                 10.4*     -    Cash Bonus Plan of the Registrant

                 10.5*     -    Form of  Indemnification Agreement  between  the
                                Registrant and Texas E. Schramm, dated as of July 11, 1983

                 10.6**    -    Contract  of  Sale,  dated  February  28,  1986,
                                between Harry W. Margolis and the Registrant

                 10.7***   -    Form of  Indemnification Agreement  between  the
                                Registrant and its Directors as ratified  by the
                                Registrant's  Shareholders   in   their   Annual
                                Meeting of November 19, 1987

                 10.8******* -  Employment Agreement between the Registrant  and
                                George  P. McGraw dated February 1, 1992

                 10.9****** -   Form  of   Employment  Agreement   between   the
                                Registrant and its Executive Officers.

                 11.1      -    Statement re: Computation of  Per Share Earnings

                 23.1      -    Consent of Independent Accountants

                 28        -    Annual Report on  Form 11-K  for the  CompuTrac,
                                Inc. Employee Stock Purchase Plan

                 28.1****  -    Amendment dated July 8, 1989 to  CompuTrac, Inc.
                                Employee Stock Purchase Plan

                 ____________

       * Incorporated by reference to the same numbered exhibit filed with the Registrant's Registration Statement on Form S-1 and Amendment Nos. 1 and 2 thereto, File No. 2-84218, which became effective July 19, 1983.

       ** Incorporated by reference to the same numbered exhibit filed with the Registrant's Registration Statement on Form S-1 and Amendment No. 1 thereto, File No. 33-4582, which became effective April 24, 1986.

       *** Incorporated by reference to the same numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1988, Commission File No. 1-9115.

       **** Incorporated by reference to the same numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1990, Commission File No. 1-9115.

       ***** Incorporated by reference to the same numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1992, Commission File No. 1-9115.

       ****** Incorporated by reference to the same numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1993, Commission File No. 1-9115.

       ******* Incorporated by reference to the same numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1994, Commission File No. 1-9115.

       ******** Incorporated by reference  to the  Registrant's Registration
                Statement on Form S-8, File No. 33-61577, filed with the Commission on August 4, 1995, Commission File No. 1-9115.

            (b)  Reports on Form 8-K.   No reports on Form 8-K were filed by the
                 Company during the fiscal fourth quarter ended January 31, 1996.

                                        SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     COMPUTRAC, INC.

                                By: /S/ Harry W. Margolis
                                         Harry W. Margolis
              Chairman of the Board of Directors and Chief Executive Officer

                                  Date:  April 23, 1996

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                     Title                       Date


       /S/ Harry W. Margolis      Chairman of the Board of
          Harry W. Margolis        Directors and Chief
                                    Executive Officer         April 23, 1996


       /S/ George P. McGraw    President and General Manager -
            George P. McGraw      Legal Systems Division      April 23, 1996


       /S/ Cheri L. White       Vice President - Finance and
            Cheri L. White       Chief Financial Officer      April 23, 1996


       /S/ Dana E. Margolis        Secretary, Treasurer
            Dana E. Margolis           and Director           April 23, 1996


       /S/ Cesar L. Alvarez              Director             April 23, 1996
            Cesar L. Alvarez


       /S/ Kenneth R. Nicholas           Director               April 23, 1996
            Kenneth R. Nicholas


       /S/ Gerald  D. Harris             Director               April 23, 1996
            Gerald D. Harris

       REPORT OF INDEPENDENT ACCOUNTANTS ON
       FINANCIAL STATEMENT SCHEDULE



       To the Board of Directors of CompuTrac, Inc.



       Our audits of the consolidated financial statements referred to in our report dated April 7, 1996 appearing on page 26 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.




       PRICE WATERHOUSE LLP

       Dallas, Texas
       April 7, 1996


                                      COMPUTRAC, INC.

                      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                        Years Ended January 31, 1996, 1995 and 1994

                                Balance at     Additions     Deductions    Balance
                                 beginning      charged         from        at end
                                  of year     to expense    reserves (1)   of year
       1996:

       Allowance for
       accounts and notes
         receivable            $   286,000  $    277,000  $      393,000 $  170,000


       1995:

       Allowance for
       accounts and notes
         receivable            $   363,000  $     77,000  $      154,000 $  286,000


       1994:

       Allowance for
       accounts and notes
         receivable            $   175,000  $    729,000  $      541,000 $  363,000




       (1)  Uncollectible accounts written-off, net of recoveries.
