Form 10QSB
period 1996-04-30
COMPUTRAC INC
filed 1996-06-12
CIK 720507

_____________________________________________________________________
        _____________________________________________________________________

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                  ________________

                                     FORM 10-QSB

       [X]           Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

                    For the Quarterly Period Ended April 30, 1996

                                         OR

       [   ]         Transition Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934


                            Commission file number 1-9115


                                   COMPUTRAC, INC.
          (Exact name of small business issuer as specified in its charter)

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

                            Telephone No. (214) 234-4241

                                  ________________


       Check whether the issuer (1) filed all reports required to be filed by
       Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
       past 90 days:  Yes   X    No _____

       As of May 31, 1996 there were 6,227,767 shares of the registrant's $.01 par value common stock outstanding.

       Transitional Small Business  Disclosure Format (Check One): Yes  ___
       No  X
        _____________________________________________________________________
        _____________________________________________________________________

                                   CompuTrac, Inc.

                                        INDEX

                           PART I.  FINANCIAL INFORMATION

                                                                 Page No.

       Item 1.        Financial Statements:

                      Consolidated Balance Sheets (unaudited)  -
                       April 30, 1996 and January 31, 1996          3-4

                      Consolidated Statements of Operations
                       (unaudited) - Three-month period ended
                       April 30, 1996 and 1995                        5

                      Consolidated Statements of Cash Flows
                       (unaudited) - Three-month period ended
                       April 30, 1996 and 1995                      6-7

                      Notes to Consolidated Financial Statements
                       (unaudited)                                    8

       Item 2.        Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations                                 9-11



                             PART II. OTHER INFORMATION

       Item 6(a.)     Exhibits                                       12


       Item 6(b.)     Reports on Form 8-K                            12


                      Signatures                                     13
       ______

       Note: Items 1 through 5 of Part II are omitted because they are not applicable.

                                   CompuTrac, Inc.

                       CONSOLIDATED BALANCE SHEETS (unaudited)



                                                    April 30,      January 31,
                                                       1996            1996
       Current assets:

        Cash and cash                             $    692,205    $    807,965
        equivalents

        Short-term                                   4,717,889       4,648,774
        investments

        Accounts receivable, net of  allowance
          of $180,000 and
          $170,000, respectively                       983,424       1,161,224

        Unbilled revenue                               223,096         338,774

        Other current assets                           307,128         224,022
        Total current assets                         6,923,742       7,180,759


       Property, furniture and equipment, net of
          accumulated depreciation of
          $7,172,337 and $7,035,682, respectively    2,143,867       2,152,718

        Capitalized software, net of accumulated
          amortization of $2,016,856 and
          $1,932,856, respectively                   1,271,104       1,150,575

       Other assets                                    399,862         391,256

       Total assets                               $ 10,738,575    $ 10,875,308





       See accompanying Notes to Financial Statements (unaudited) and
       Management's Discussion and Analysis of Financial Condition and
       Results of Operations.


                                   CompuTrac, Inc.

                       CONSOLIDATED BALANCE SHEETS (unaudited)

                        LIABILITIES AND SHAREHOLDERS' EQUITY

                                                    April 30,    January 31,
                                                      1996           1996

       Current liabilities:

         Accounts payable                        $     337,039  $    448,965
         Accrued expenses                              244,226       264,002
         Accrued contract completion costs             210,500       214,100
         Deferred systems revenues                      72,066        89,915
         Short-term mortgage note payable               71,193        69,706
         Total current liabilities                     935,024     1,086,688
         Long-term mortgage note payable               257,555       274,031
         Total liabilities                           1,192,579     1,360,719

       Shareholders' equity:

         Preferred stock, $1.00 par value,
          2,000,000 shares authorized,
          no shares issued and outstanding
         Common stock, $.01 par value,
          13,000,000 shares
          authorized, 6,988,706 and 7,048,947
          shares issued, respectively                   69,887        70,489
         Additional paid-in capital                  9,902,143    10,131,927
         Retained earnings                           2,172,626     2,171,460

       Less:

         Treasury stock, 765,338 and 842,106
         shares, at cost, respectively             (2,598,660)   (2,859,287)
         Total shareholders' equity                  9,545,996     9,514,589
         Total liabilities and shareholders'
         equity                                  $  10,738,575  $ 10,875,308





       See accompanying Notes to Financial Statements (unaudited) and
       Management's Discussion and Analysis of Financial Condition and
       Results of Operations.


                                   CompuTrac, Inc.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)



                                                        Three-month period
                                                          ended April 30,
                                                       1996           1995

       Operating revenues:
         System sales                              $   119,823   $     140,109
         Services and support                        1,054,326       1,160,325
                                                     1,174,149       1,300,434
       Costs and expenses:
         Cost of system sales                           84,447          90,554
         Cost of services and                           72,028          83,521
         support
         Operating expenses                            337,160         399,599
         Selling, general and administrative
         expenses                                      562,944         517,941
         Amortization of capitalized
         software                                       84,000          72,000
         Software research and development costs        88,000          48,100
                                                     1,228,579       1,211,715

       Operating (loss) income                        (54,430)          88,719
       Interest income, net                             55,596          64,925
       Income before income
       taxes                                             1,166         153,644
       Income tax benefit                                    0               0
       Net income                                  $     1,166   $     153,644

       Net income per common
       share                                       $       .00   $         .03

       Weighted average shares
       outstanding                                   6,324,736       6,098,603







       See accompanying Notes to Financial Statements (unaudited) and
       Management's Discussion and Analysis of Financial Condition and Results of Operations.



                                   CompuTrac, Inc.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                             Three-month period
                                                              ended April 30,
                                                              1996        1995

       Cash flows from operating activities:

          Net income                                      $    1,166  $   153,644

          Adjustments to reconcile net income to net cash provided by operating activities:

          Depreciation of property, furniture and
          equipment                                          136,655      162,989

          Amortization of capitalized software costs          84,000       72,000

          Changes in assets and liabilities:

           Accounts receivable                               177,800       62,578
           Unbilled revenue                                  115,678     (48,752)
           Other current assets                             (83,106)       27,895
           Accounts payable and accrued expenses           (135,302)    (108,847)
           Deferred systems revenues                        (17,849)       26,953

          Net cash provided by operating activities          279,042      348,460










       See accompanying Notes to Financial Statements (unaudited) and
       Management's Discussion and Analysis of Financial Condition and Results of Operation.

                                   CompuTrac, Inc.

                  CONSOIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                     (Unaudited)


                                                        Three-month period
                                                         ended April 30,
                                                        1996           1995
       Cash flows from investing activities:

           Additions to property, furniture and
           equipment                               $  (127,804)    $ (58,225)
           Additions  to capitalized software         (204,528)     (174,646)
           Purchase of certificates of deposit         (24,000)     (251,861)
           Purchase of U.S. Treasury Bills             (45,115)             0
           Additions to other assets                    (8,606)      (16,180)
           Net cash used in investing activities      (410,053)     (500,912)

       Cash flows from financing activities:

           Issuance of common stock from treasury        30,842        24,604
           Payments of mortgage note payable           (14,989)      (15,295)
           Other                                          (602)             0
           Net cash provided by financing
           activities                                    15,251         9,309
           Net decrease in cash                       (115,760)     (143,143)


           Cash and cash equivalents at beginning
           of period                                    807,965     1,499,733

           Cash and cash equivalents at end of
           period                                  $    692,205    $1,356,590

           Supplemental disclosures of cash flow
             information:
             Interest expense paid                 $      9,860    $    9,549







       See accompanying Notes to Financial Statements (unaudited) and
       Management's Discussion and Analysis of Financial Condition and
       Results of Operation.


                                CompuTrac, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



       (1) The unaudited consolidated financial information furnished herein reflects all adjustments which in the opinion of management are necessary to fairly state the Company's financial position, the changes in its financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's consolidated financial statements and notes thereto included on pages 7 through 25 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure which would substantially duplicate the disclosure contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996 has been omitted. The results of operations for the three-month period ended April 30, 1996 are not necessarily indicative of results for the entire year ending January 31, 1997.

       (2) The Company capitalizes software production costs and the costs incurred in testing new or significantly enhanced software products in accordance with the provisions of Statement of Financial Accounting Standards No. 86, _Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed_.

       (3) Included in accrued expenses at April 30, 1996 are sales taxes totaling $100,231.

       (4) The unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to ensure a fair statement of the results for the interim periods presented.

                                   CompuTrac, Inc.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS



       Results of Consolidated Operations

            Total revenues  from operations declined  $126,285, or  10%, from
       $1,300,434 for the quarter ended April 30, 1995 to $1,174,149 for the quarter ended April 30, 1996. System sales revenues decreased $20,286, or 14%, from $140,109 at April 30, 1995 to $119,823 at April
       30, 1996. System sales revenues for both fiscal quarters were primarily comprised of peripheral hardware and software sales to existing customers. The Company expects decreased sales activity to continue until the release of its next generation, Windows-based, law firm management software called _Dimension_. The Dimension products have been in development during the previous three years and have been designed to utilize current Microsoft technology to address current software market demands. In March 1996, the Company began beta-testing the Dimension software. The Company anticipates it will begin accepting orders for the Dimension products in mid-June 1996 and that product shipments will begin in September 1996. Although the Dimension product line has been well received at recent convention and tradeshow demonstrations, there can be no assurance that the new Dimension products will successfully compete with competitive products or that the Company's revenues or results of operations will improve in future periods with the introduction of the Dimension product line.

            Services and support revenues decreased $105,999, or 9%, from $1,160,325 for the quarter ended April 30, 1995 to $1,054,326 for the quarter ended April 30, 1996. The decrease in services and support revenues relates primarily to reduced maintenance revenues associated with maintenance contract cancellations initiated by clients opting to continue maintenance on a _time and materials_ basis only. In addition, reduced training, support and conversion service revenues contributed to the decrease due to fewer new system sales in the first quarter of fiscal 1997.

            Costs of system sales as a percentage of system sales revenue rose from 65% for the April 30, 1995 quarter to 70% for the April 30, 1996 quarter due to reduced volume discounts associated with fewer system sales in the current period. Cost of services and support as a percentage of services and support revenues remained consistent at 7% for both fiscal quarters. Costs of services and support is primarily comprised of personnel costs directly associated with the performance of client services and certain third party costs associated with maintenance revenue included in services and support revenue.

            Operating   expenses   decreased    $62,439,   or   16%,   from
       $399,599  for  the quarter ended  April  30, 1995 to $337,160  for the quarter ended April 30, 1996. The decrease in operating expenses relates to reclassified software research and development costs as shown in the Consolidated Statements Of Operations. Selling, general and administrative expenses increased $45,003, or 9%, from $517,941 for the quarter ended April 30, 1995 to $562,944 for the quarter ended April 30, 1996. The increase primarily relates to legal fees incurred by the Company in protecting its intellectual property rights and are not considered material to the Company's business operations as a whole.

            Amortization  of  capitalized  software   costs  increased  17%,
       or  $12,000,  from  $72,000 at  April 30, 1995 to $84,000 at April 30,
       1996. The increase in amortization is primarily due to management's reassessment of the remaining estimated economic life of certain existing software products.

            Software research and development costs increased 83%, from $48,100 for the quarter ended April 30, 1995 to $88,000 for the quarter ended April 30, 1996. The increase reflects costs associated with minor enhancements to the Company's existing law firm management software product line not individually significant for capitalization.


            Capitalized software costs associated with the Dimension product line were approximately $200,000 for the first quarter ended April 30, 1996. The Company expects its Dimension software production efforts to continue through the first half of fiscal 1997 and that enhancements and improvements to the product will be made on an on-going basis thereafter. The Company will begin amortization of Dimension software production costs when the product is available for general release, currently anticipated for the later half of fiscal 1997.

            Interest income decreased $9,329, or 14%, from $64,925 for the quarter ended April 30, 1995 to $55,596 for the quarter ended April 30, 1996. Interest income at April 30, 1995 was comprised of $66,045 in interest income and $1,120 in interest expense. Interest income at April 30, 1996 was comprised of $65,456 in interest income and $9,860 in interest expense. For both fiscal periods, interest income was primarily comprised of interest earned on short-term investments and interest expense was primarily comprised of mortgage interest paid on the Company's corporate facility.

            Net income for the quarter decreased $152,478, or 99%, from $153,644 at April 30, 1995 to $1,166 at April 30, 1996. This decrease is reflective of reduced operating revenues from system sales, services and support. As noted above, the Company expects this revenue trend to continue until it releases its Dimension software product line later this year.

       Recent Accounting Pronouncements

            In March  1995, the Financial  Accounting Standards  Board issued
       Statement of Financial Accounting Standards No. 121, _Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of_ (SFAS 121). SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain intangible assets to be disposed of. The adoption of SFAS 121 did not have a material effect on the Company's financial position or results of operations for the current quarter ended April 30, 1996.

            In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, _Accounting for Stock-based Compensation_ (SFAS 123). SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. This statement requires the fair value of stock options and other stock-based compensation issued to employees to either be included as compensation expense in the income statement, or the pro forma effect on net income and earnings per share of such compensation expense to be disclosed in the footnotes of the Company's financial statements. The Company will adopt SFAS 123 on a footnote disclosure only basis in the Company's fiscal 1997 Form 10-KSB filing. As such, implementation of SFAS 123 is not expected to impact the Company's financial position or results of operations.

       Fluctuations in Interim Period Operating Results

            Management of the Company believes that historically, interim results and period-to-period comparisons have been neither predictable nor an accurate measure of the annual performance of the Company. The Company has experienced and expects to continue to experience period-to-period fluctuations in the number of systems sold, revenues and net income. Although recent operating revenues of the Company have mostly been derived from services and support revenues, fluctuations in system sales revenues have historically resulted from the revenues of the Company being generated principally by the sale of a small number of relatively expensive systems, the policy of the Company of recognizing revenue upon delivery of the hardware, delivery and acceptance of the software, the equipment availability of hardware from the Company's hardware supplier, and the desire of the customer to accelerate or delay the date of delivery. These factors tend to distort the operating results of an interim period. Additionally, sales are not made or recognized evenly throughout the fiscal year or any interim period, thus making meaningful interim period comparisons difficult. These fluctuations may also have a significant impact on profitability in any interim period as a result of the relatively fixed nature of operating costs and selling, general and administrative expenses.

       Liquidity and Capital Resources

            Net cash provided by operating activities was $279,042 for the quarter ended April 30, 1996 compared with $348,460 in the prior comparable quarter. The change in the Company's operating cash flows position is primarily due to decreased sales activities during the current quarter. Cash used in investing activities for the current quarter was $410,053 as compared with $500,912 in the comparable prior quarter. Investments in the current quarter were primarily for purchases of property, furniture and equipment and capitalized software costs. In the comparable prior quarter, investments of
       $232,871 were made for property, furniture and equipment and capitalized software costs and $251,861 for purchases of certificates of deposit. Cash flows from financing activities for both quarters consisted of cash receipts obtained from employee common stock purchases and cash disbursements made on the Company's mortgage note payable.

            The Company recently committed to investing in major improvements to its corporate facilities at an estimated cost of $150,000, expected to be incurred in the Company's second quarter of the current fiscal year. In addition, the Company anticipates substantial expenditures in the next several quarters in the areas of development, sales, marketing and support to complete and introduce its next generation Dimension software products. The Company believes that cash flows from operating activities should be sufficient to fund its capital expenditures and operating activities for fiscal year 1997.

                             PART II. OTHER INFORMATION


       Items 1 through 5 are not applicable.

       Item 6(a): Exhibits

       Exhibit 11 (Pg. 14) - Calculation of weighted average number of common shares outstanding during the three-month period ended April 30, 1996 and 1995.

       Item 6(b): Reports on Form 8-K

       No reports on Form 8-K have been filed during the quarter ended April 30, 1996.

                                CompuTrac, Inc.

                                   SIGNATURES



       In accordance with the requirements of the Securities Exchange Act of 1934, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


       Date:  June 11, 1996


                                     /S/  CompuTrac, Inc.
                                         (Issuer)


                                     /S/  Harry W. Margolis
                                      Harry W. Margolis
                                     Chief Executive Officer
                                     (Principal Executive Officer)


                                     /S/  George P. McGraw
                                      George P. McGraw
                                       President - Legal Division
                                     (Principal Operating Officer)


                                     /S/  Cheri L. White
                                      Cheri L. White
                                     Vice President of Finance and
                                      Chief Financial Officer

                                                         EXHIBIT 11

                                   CompuTrac, Inc.

           COMPUTATION OF EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE


                                                     1996           1995

       Net Income                                   $1,166        $153,644

       Primary Calculation

       Three-month period ended April 30:

             Shares issued and outstanding at
             beginning of period                    6,206,841     6,071,436

             Issuance of common stock                   7,652        11,233

             Common stock equivalents                 110,243        15,934

             Primary weighted average number of
               shares outstanding                   6,324,736     6,098,603

             Earnings Per Share:

             Net income                                $  .00        $  .03

       Fully Diluted Calculation

       Three-month period ended April 30:

             Shares issued and outstanding at
             beginning of period                    6,206,841     6,071,436

             Issuance of common stock                   7,652        11,233

             Common stock equivalents                 168,994        15,934

             Fully diluted weighted average
             number of shares outstanding           6,383,487     6,098,603

             Earnings Per Share:

             Net income                                $  .00        $  .03

