Form 10QSB
period 1996-07-31
COMPUTRAC INC
filed 1996-09-13
CIK 720507

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                  ________________

                                     FORM 10-QSB

       [X]           Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

                    For the Quarterly Period Ended July 31, 1996

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

       As of August 30, 1996 there were 6,238,223 shares of the registrant's $.01 par value common stock outstanding.

       Transitional Small Business Disclosure Format (Check  One):    Yes ___
         No  X

                                   CompuTrac, Inc.

                                        INDEX

                           PART I.  FINANCIAL INFORMATION

                                                                 Page No.

       Item 1.   Financial Statements:

                 Consolidated Balance Sheets (unaudited)  -
                  July 31, 1996 and January 31, 1996                 3-4

                 Consolidated Statements of Operations (unaudited) -
                  Three-month and six-month periods ended
                  July 31, 1996 and 1995                                5

                 Consolidated Statements of Cash Flows (unaudited) -
                  Six-month period ended July 31, 1996 and 1995       6-7

                 Notes to Consolidated Financial Statements
                  (unaudited)                                           8

       Item 2.        Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations                                   9-11

       Item 3. Exhibit I - Annual Report to Shareholders for the fiscal year ended January 31, 1996


                             PART II. OTHER INFORMATION

       Item 4.        Submission of Matters to a Vote of Security
                        Holders                                         12

       Item 6(a) Exhibits                                               12


       Item 6(b) Reports on Form 8-K                                    12


                 Signatures                                             13
       ______

       Note: Items 1 through 3 and Item 5 of Part II are omitted because they are not applicable.

                                   CompuTrac, Inc.

                       CONSOLIDATED BALANCE SHEETS (Unaudited)

                                       ASSETS
                                                  July 31,       January 31,
                                                    1996            1996
       Current assets:

        Cash and cash                          $    563,540    $     807,965
        equivalents

        Short-term investments                    4,898,091        4,648,774

        Accounts receivable, net of
         allowance of $200,000 and
          $170,000, respectively                    964,835        1,161,224

        Unbilled revenue                            198,533          338,774

        Other current assets                        301,753          224,022
          Total current assets                    6,926,752        7,180,759


       Property, furniture and
         equipment, net of accumulated
          depreciation of $7,478,700
          and $7,035,682, respectively            1,933,764        2,152,718

       Capitalized software, net of
          accumulated amortization of
          $2,098,839 and $1,932,856,
          respectively                            1,389,121        1,150,575

       Other assets                                 412,575          391,256
       Total assets                            $ 10,662,212    $  10,875,308




       See accompanying Notes to Financial Statements (unaudited) and
       Management's Discussion and Analysis of Financial Condition and
       Results of Operations.

                                   CompuTrac, Inc.

                       CONSOLIDATED BALANCE SHEETS (Unaudited)

                        LIABILITIES AND SHAREHOLDERS' EQUITY

                                                    July 31,     January 31,
                                                      1996          1996

       Current liabilities:

         Accounts payable                        $     485,736 $     448,965
         Accrued expenses                              335,256       264,002
         Accrued contract completion costs             178,000       214,100
         Deferred systems revenues                      66,602        89,915
         Short-term portion of mortgage note
          payable                                       72,897        69,706
          Total current liabilities                  1,138,491     1,086,688
         Long-term portion of mortgage note
          payable                                      238,679       274,031
          Total liabilities                          1,377,170     1,360,719

       Shareholders' equity:

         Preferred stock, $1.00 par value,
          2,000,000 shares authorized, no
          shares issued and outstanding
         Common stock, $.01 par value,
          13,000,000 shares authorized,
          6,988,706 and 7,048,947 shares
          issued, respectively                          69,887        70,489
         Additional paid-in capital                  9,892,376    10,131,927
         Retained earnings                           1,896,258     2,171,460
                                                    11,858,521    12,373,876

         Less:  Treasury stock, 754,589 and
          842,106 shares, at cost, respectively    (2,573,479)   (2,859,287)
         Total shareholders' equity                  9,285,042     9,514,589
         Total liabilities and shareholders'
          equity                                 $  10,662,212 $  10,875,308






       See accompanying Notes to Financial Statements (unaudited) and
       Management's Discussion and Analysis of Financial Condition and
       Results of Operations.

                                   CompuTrac, Inc.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                    Three-month period         Six-month period
                                      ended July 31,            ended July 31,
                                    1996          1995         1996          1995
       Operating revenues:

         System sales           $   225,008   $  284,558   $    344,831  $   424,667
         Services and support     1,053,258    1,144,354      2,107,584    2,304,679
                                  1,278,266    1,428,912      2,452,415    2,729,346

       Costs and expenses:

         Cost of system sales       167,317      183,552        251,764      274,106
         Cost of services and
           support                   76,126       82,939        148,154      166,460
         Operating expenses         485,628      383,793        822,789      783,392
         Selling, general and
           administrative
           expenses                 683,155      540,426      1,246,098    1,058,368
         Amortization of
          capitalized software       81,983       72,000        165,983      144,000
         Software research and
          development costs         100,532       55,100        188,532      103,200
                                  1,594,741    1,317,810      2,823,320    2,529,526

       Operating (loss) income    (316,475)      111,102      (370,905)      199,820
       Interest income, net          40,107       71,138         95,703      136,063
       (Loss) income before
         income taxes             (276,368)      182,240      (275,202)      335,883
       Income tax benefit             -            -             -             -
       Net (loss) income        $ (276,368)   $  182,240   $  (275,202)  $   335,883


       Net (loss) income per
         common share           $     (.04)   $      .03   $      (.04)  $       .05
                                      =====        =====         ====           ====

       Weighted average shares
        outstanding               6,231,922    6,142,635      6,223,009    6,132,951






       See accompanying Notes to Financial Statements (unaudited) and Management's
       Discussion and Analysis of Financial Condition and Results of Operations.

                                   CompuTrac, Inc.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                      Six-month period
                                                       ended July 31,
                                                     1996           1995
       Cash flows from operating activities:

          Net (loss) income                      $ (275,202)    $  335,883

          Adjustments to reconcile net (loss)
           income to net cash provided by
           operating activities:

           Depreciation of property, furniture
             and equipment                           478,125       318,177

           Amortization of capitalized software
             costs                                   165,983       144,000


          Changes in assets and liabilities:

           Accounts receivable                       196,389       132,398
           Unbilled revenue                          140,241       386,121
           Other current assets                     (77,731)        93,184
           Other assets                             (21,319)      (27,072)
           Accounts payable and accrued               71,925     (373,786)
           expenses
           Deferred systems revenues                (23,313)      (29,094)
          Net cash provided by operating
            activities                               655,098       979,811











       See accompanying Notes to Financial Statements (unaudited) and
       Management's Discussion and Analysis of Financial Condition and
       Results of Operation.

                                   CompuTrac, Inc.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                     (Unaudited)

                                                        Six-month period
                                                         ended July 31,
                                                      1996           1995
       Cash flows from investing activities:

           Additions to property, furniture and
            equipment                             $ (267,538)   $   (113,287)
           Additions  to capitalized software       (404,528)       (356,645)
           Purchase of certificates of deposit      (164,976)       (578,000)
           Purchase of U.S. Treasury Bills           (84,341)       (393,575)
           Other                                        8,366          32,411
           Net cash used in investing activities    (913,017)     (1,409,096)

       Cash flows from financing activities:

           Issuance of common stock                     -              41,502
           Purchase of treasury shares                 45,655          -
           Payments of mortgage note payable         (32,161)        (30,956)
           Net cash provided by financing
            activities                                 13,494          10,546

           Net decrease in cash                     (244,425)       (418,739)


           Cash and cash equivalents at beginning
            of period                                 807,965       1,499,733

           Cash and cash equivalents at end of
            period                                $   563,540   $   1,080,994

           Supplemental disclosures of cash flow
           information:
             Interest expense paid                $    19,692   $       9,775









       See accompanying Notes to Financial Statements (unaudited) and
       Management's Discussion and Analysis of Financial Condition and
       Results of Operation.


                                CompuTrac, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



       (1) The unaudited consolidated financial information furnished herein reflects all adjustments which in the opinion of management are necessary to fairly state the Company's financial position, the changes in its financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's consolidated financial statements and notes thereto included on pages 7 through 25 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure which would substantially duplicate the disclosure contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996 has been omitted. The results of operations for the three and six-month periods ended July 31, 1996 are not necessarily indicative of results for the entire year ending January 31, 1997.

       (2)  Operating expenses include a charge  of approximately $200,000 to
            reflect   management's  estimate   of  reduced   residual  values
            associated with older or obsolete equipment.

       (3) Included in accrued expenses at July 31, 1996 are sales taxes totaling $100,231.

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

                                   CompuTrac, Inc.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       Results of Consolidated Operations

            Total revenues from operations declined $150,646, or 11%, from $1,428,912 for the quarter ended July 31, 1995 to $1,278,266 for the quarter ended July 31, 1996. For the six month period ended July 31, 1996, operating revenues declined $276,931, or 10%, from
       $2,729,346 at  July 31, 1995 to  $2,452,415 at July 31,  1996.    System
       sales revenues decreased $59,550, or 21%, from $284,558 for the quarter ended July 31, 1995 to $225,008 for the quarter ended July 31, 1996. All sales, service and support revenues year-to-date are a result of activity from  the Company's existing line of products  and services.
        The  Company's  next  generation,  Windows-based,  law  firm  management
       software, _Dimension_,   is expected to be available for  shipment in the
       Company's third fiscal quarter ended October 31, 1996. In the interim, the Company is actively recruiting and training certified resellers for the distribution of the Dimension products. Although Dimension product demonstrations have received favorable response from attendees at recent conventions and tradeshows, there can be no assurance that the new Dimension products will successfully compete with competitive products or that the Company's revenues or results of operations will improve in future periods with the introduction of the Dimension product line.

            Services and support revenues for the quarter decreased $91,096, or 8%, from $1,144,354 at July 31, 1995 to $1,053,258 at July
       31, 1996. For the six month period, services and support revenues decreased $197,095, or 9%, from $2,304,679 at July 31, 1995 to
       $2,107,584 at July 31, 1996. The decrease in services and support revenues relates primarily to reduced maintenance revenues associated with maintenance contract cancellations initiated by clients opting to continue maintenance on a _time and materials_ basis only. In addition, overall reduced services revenues are reflective of diminished new sales activities.

            Costs of system sales as a percentage of system sales revenue rose from 65% for the quarter ended July 31, 1995 to 74% for the quarter ended July 31, 1996 due primarily to reduced volume discounts associated with fewer system sales in the current period and year-to-date. Cost of services and support as a percentage of services and support revenues remained unchanged at 7% for the three month period ended July 31, 1996 and July 31, 1995. Cost of services and support is primarily comprised of personnel costs directly associated with the performance of client services, and certain third party costs associated with maintenance revenue included in services and support revenue.

            Operating expenses for the three months ended July 31, 1996 increased $101,835, or 27%, from $383,793 at July 31, 1995 to $485,628 at July 31, 1996. This increase primarily relates to a charge of approximately $200,000 to reflect management's estimate of reduced computer equipment residual values on older or obsolete equipment. The effect of this change is partially off-set by miscellaneous operating expense reductions and by a decrease associated with certain expense reclassifications. Selling, general and administrative expenses increased $142,729, or 26%, from $540,426 for the three months ended July 31, 1995 to $683,155 for the three months ended July 31, 1996. This increase is primarily a result of increases in Dimension advertising and marketing activities and other miscellaneous expenses associated with the Company's current business activities.

            Amortization  of   capitalized  software    increased  14%   from
       $72,000 for the quarter ended July 31, 1995 to $81,983 for the quarter ended July 31, 1996. The increase in amortization is primarily due to management's reassessment of the remaining estimated life of certain existing software products. Software research and development costs for the three months increased $45,432, or 82%, from $55,100 at July 31, 1995 to $100,532 at July 31, 1996. This increase reflects costs associated with minor enhancements to the Company's existing core Law Firm Management Software product line which are not individually significant for capitalization.

            Interest  income decreased  $31,031,  or 44%  from  $71,138 for  the
       three months ended July 31, 1995   to   $40,107  for  the   three  months
        ended  July  31,   1996.    Interest   income  for  the   quarter  ended
       July 31, 1995 was  comprised of $80,913 in interest income  and $9,775 in interest expense. Interest income for the quarter ended July 31, 1996 is comprised of $64,255 of interest income and $24,148 of interest expense, of which approximately $12,000 relates to interest charged on a Texas franchise tax audit that was settled during the current quarter.

            Net income decreased $458,625, from net income of $182,240 for the quarter ended July 31, 1995 to a net loss of $276,368 for the quarter ended July 31, 1996. This decrease is reflective of reduced operating revenues from system sales, services and support, coupled with increased expenses associated with the Company's preparation for the release of its next generation Dimension software product line.

       Recent Accounting Pronouncements

            In  March 1995,  the  Financial  Accounting Standards  Board  issued
       Statement of Financial Accounting Standards No. 121, _Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of_ (SFAS 121). SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain intangible assets to be disposed of. The Company's adoption of SFAS 121 effective February 1, 1996 did not have a material effect on the Company's financial position or results of operations for the six months ended July 31, 1996.

            In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, _Accounting for
       Stock-based Compensation_ (SFAS  123).  SFAS 123 establishes   financial
       accounting and reporting standards for stock-based employee compensation plans. This statement requires the fair value of stock options and other stock-based compensation issued to employees to either be included as compensation expense in the statements of operations, or the pro forma effect on net income and earnings per share of such compensation expense to be disclosed in the footnotes to the Company's financial statements. The Company will adopt SFAS 123 on a disclosure only basis in the Company's fiscal 1997 Form 10-KSB filing. As such, implementation of SFAS 123 is not expected to impact the Company's financial position or results of operations.

       Fluctuations in Interim Period Operating Results

            Management believes that, historically, interim results and period-to-period comparisons have been neither predictable nor an accurate measure of the annual performance of the Company. The Company has experienced  and  expects  to  continue  to  experience  period-to-period fluctuations in systems sales, revenues and net income. Recent operating revenues of the Company have primarily been derived from services and support revenues.

       Fluctuations in system sales revenues have historically resulted from the revenues of the Company being generated principally by the sale of a small number of relatively expensive systems, as well as the policy of the Company of recognizing revenue upon delivery of the hardware, delivery and acceptance of the software, the equipment availability of hardware from the Company's hardware supplier, and the desire of the customer to accelerate or delay the date of delivery. These factors
       tend  to   distort  the  operating  results   of  an  interim   period.
       Additionally, sales have not occurred or been recognized evenly throughout the fiscal year or any interim period, thus making meaningful interim period comparisons difficult. These fluctuations may also have a significant impact on profitability in any interim period as a result of the relatively fixed nature of operating costs and selling, general and administrative expenses.

       Liquidity and Capital Resources

            Net cash provided by operating activities was $655,098 for the six months ended July 31, 1996 compared with $979,811 in the prior comparable period. The change in the Company's operating cash flows is primarily due to decreased system sales activities and increased expenses during the period.  Cash used in  investing activities  for  the
        six   month  period   was  $913,017 as  compared with $1,409,096  in the
       comparable  prior  period.    Investments  in  the  current  period  were
       primarily for purchases of property, furniture and equipment and capitalized software costs totaling $672,066. Purchases of certificates of deposit and U.S. treasury bills were $249,317 for the current six month period. In the comparable prior period, investments of $469,932 were made for property, furniture and equipment and capitalized software costs. Purchases of certificates of deposit and U.S. treasury bills were $971,575. Cash flows from financing activities for both periods consisted of cash receipts obtained from employee common stock purchases and cash disbursements made on the Company's mortgage note payable.

            During the first quarter of fiscal 1997, the Company committed to an investment in major improvements to its corporate facilities at an estimated cost of $150,000, of which approximately $84,000 was incurred in the Company's second quarter of fiscal 1997. In addition, the Company anticipates substantial expenditures in the next several quarters in the areas of development, sales, marketing and support to complete and introduce  its next generation Dimension  software products.
        The Company  believes that cash  flows from operating  activities should be sufficient to  fund its capital expenditures and  operating activities for fiscal year 1997.

                             PART II. OTHER INFORMATION


       Items 1 through 3 are not applicable.

       Item 4. Submission of Matters to a Vote of Security Holders

            The Annual Meeting of Stockholders of CompuTrac, Inc. was held on July 24, 1996. The record date for stockholders entitled to notice of, and to vote at, the meeting was May 31, 1996. The purpose of the meeting was to elect five directors for the ensuing year and to transact such other business as might properly come before the meeting or any adjournment thereof.

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

       Item 5 is not applicable.

       Item 6(a): Exhibits

            Exhibit 11 (Page 14-15) - Computation of Earnings per Common and Common Equivalent Share during the three-month and six-month periods ended July 31, 1996 and 1995.

       Item 6(b): Reports on Form 8-K

            No reports on form 8-K have been filed during the quarter ended July 31, 1996.

                                   CompuTrac, Inc.

                                     SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


       Date:  September 13, 1996

                            /s/    CompuTrac, Inc.
                                     (Registrant)


                            /s/    Harry W. Margolis
                                  Harry W. Margolis
                               Chief Executive Officer
                            (Principal Executive Officer)


                            /s/    George P. McGraw
                                George P. McGraw
                                      President
                            (Principal Operating Officer)


                          /s/    Cheri L. White
                                   Cheri L. White
                            Vice President of Finance and
                               Chief Financial Officer

                                                                         11.1
                                   CompuTrac, Inc.

           COMPUTATION OF EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

                                                           1996        1995
       Primary Calculation

       Three-month period ended:

       July 31,

                Net (loss) income                      $ (276,368)   $ 182,240

                Shares issued and outstanding at
                beginning of period                      6,223,368   6,092,986
                Issuance of common stock                    -            9,275
                Issuance of treasury shares                  8,554       -
                Common stock equivalents                    -           21,473
                Primary weighted average number of
                shares outstanding                       6,231,922   6,123,734

                Earnings Per Share:

                Net (loss) income                         $ ( .04)      $  .03


       Six-month period ended:

       July 31,

                Net (loss) income                      $ (275,202)   $ 335,883

                Shares issued and outstanding at
                 beginning of period                     6,206,841   6,071,436
                Issuance of common stock                    -           21,141
                Issuance of treasury shares                 16,168       -
                Common stock equivalents                    -           20,400
                Primary weighted average number
                of shares outstanding                    6,223,009   6,112,977

                Earnings Per Share:

                Net (loss) income                         $ ( .04)      $  .05


                                                                         11.2
                                   CompuTrac, Inc.

           COMPUTATION OF EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

                                                           1996        1995
       Fully Diluted Calculation

       Three-month period ended:

       July 31,

                 Net (loss) income                     $ (276,368)   $ 182,240

                 Shares issued and outstanding at
                 beginning of period                     6,223,368   6,092,986
                 Issuance of common stock                   -            9,275
                 Issuance of treasury shares                 8,554       -
                 Common stock equivalents                   -           40,374
                 Fully diluted weighted average
                 number of shares outstanding            6,231,922   6,142,635

                 Earnings Per Share:

                 Net (loss) income                        $ ( .04)      $  .03


       Six-month period ended:

       July 31,

                 Net (loss) income                     $ (275,202)   $ 335,883

                 Shares issued and outstanding at
                 beginning of period                     6,206,841   6,071,436
                 Issuance of common stock                   -           21,141
                 Issuance of treasury shares                16,168       -
                 Common stock equivalents                   -           40,374
                 Fully diluted weighted average
                 number of shares outstanding            6,223,009   6,132,951

                 Earnings Per Share:

                 Net (loss) income                        $ ( .04)      $  .05
