Form 10QSB
period 1996-10-31
COMPUTRAC INC
filed 1996-12-13
CIK 720507

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                  ________________

                                     FORM 10-QSB

       [X]           Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

                   For the Quarterly Period Ended October 31, 1996

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

                            Telephone No. (972) 234-4241

                                  ________________


       Check whether the issuer (1) filed all reports required to be filed by
       Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
       past 90 days:  Yes   X    No _____


       As  of  December   10,  1996  there  were  6,258,805   shares  of  the
       registrant's $.01 par value common stock outstanding.

       Transitional Small Business Disclosure Format (Check One): Yes ___
       No  X

                                   CompuTrac, Inc.

                                        INDEX

                           PART I.  FINANCIAL INFORMATION


                                                                 Page No.


       Item 1.        Financial Statements:

                      Consolidated Balance Sheets (unaudited)  -
                       October 31, 1996 and January 31, 1996       3-4

                      Consolidated Statements of Operations
                       (unaudited) -  Three-month and nine-month
                       periods ended October 31, 1996 and 1995     5

                      Consolidated Statements of Cash Flows
                       (unaudited) - Nine-month period ended
                       October 31, 1996 and 1995                   6-7

                      Notes to Consolidated Financial Statements
                       (unaudited)                                 8

       Item 2.        Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations                                9-11

       Item 3. Exhibit I - Annual Report to Shareholders for the fiscal year ended January 31, 1996


                             PART II. OTHER INFORMATION

       Item 6(a) Exhibits                                         12


       Item 6(b) Reports on Form 8-K                              12


                 Signatures                                       13
       ______

       Note: Items 1 through 5 of Part II are omitted because they are not applicable.

                                   CompuTrac, Inc.

                       CONSOLIDATED BALANCE SHEETS (unaudited)

                                       ASSETS

                                                            October       January
                                                              31,           31,
                                                              1996          1996
       Current assets:

        Cash and cash equivalents                        $    563,758   $   807,965

        Short-term investments                              4,484,344     4,648,774

        Accounts receivable, net of allowance of
          $200,000 and $170,000, respectively                 829,422     1,161,224

        Unbilled revenue                                      120,510       338,774

        Other current assets                                  335,529       224,022
          Total current assets                              6,333,563     7,180,759


       Property, furniture and equipment, net
          of accumulated depreciation of
          $7,615,862 and $7,035,682, respectively           1,929,027     2,152,718

       Capitalized software, net of accumulated
          amortization of $2,180,822 and $1,932,856,
          respectively                                      1,507,138     1,150,575

       Other assets                                           423,166       391,256
       Total assets                                      $ 10,192,894   $10,875,308







       See accompanying Notes to Financial Statements (unaudited) and Management's
       Discussion and Analysis of Financial Condition and Results of Operations.

                                   CompuTrac, Inc.

                       CONSOLIDATED BALANCE SHEETS (unaudited)

                        LIABILITIES AND SHAREHOLDERS' EQUITY


                                                       October 31,   January 31,
                                                          1996           1996

       Current liabilities:

         Accounts payable                            $     185,960  $     448,965
         Accrued expenses                                  376,067        264,002
         Accrued contract completion costs                 110,400        214,100
         Deferred systems revenues                          57,296         89,915
         Short-term portion of mortgage note
         payable                                            74,643         69,706
          Total current liabilities                        804,366      1,086,688
         Long-term portion of mortgage note
         payable                                           219,351        274,031
          Total liabilities                              1,023,717      1,360,719

       Shareholders' equity:

         Preferred stock, $1.00 par value,
          2,000,000 shares authorized, no shares
          issued and outstanding
         Common stock, $.01 par value, 13,000,000
          shares authorized, 6,988,942 and
          7,048,947 shares issued, respectively             69,889         70,489
         Additional paid-in capital                      9,876,462     10,131,927
         Retained earnings                               1,746,662      2,171,460
                                                        11,693,013     12,373,876

         Less:  Treasury stock, 743,534 and
          842,106 shares, respectively                 (2,523,836)    (2,859,287)
         Total shareholders' equity                      9,169,177      9,514,589
         Total liabilities and shareholders'
          equity                                     $  10,192,894  $  10,875,308







       See accompanying Notes to Financial Statements (unaudited) and
       Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                   CompuTrac, Inc.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (unaudited)
                                       Three-month period       Nine-month period
                                       ended October 31,        ended October 31,
                                      1996          1995         1996        1995
       Operating revenues:

         System sales             $    95,751   $   131,078  $   440,582 $   555,745
         Services and support       1,065,765     1,137,533    3,173,349   3,442,212
                                    1,161,516     1,268,611    3,613,931   3,997,957

       Costs and expenses:

         Cost of system sales          56,306        81,245      308,070     355,351
         Cost of services and
         support                       78,395        79,134      226,549     252,956
         Operating expenses           236,862       321,815    1,059,651   1,075,861
         Selling, general and
         administrative expenses      827,790       489,756    2,073,888   1,548,124
         Amortization of
         capitalized software          81,983        81,983      247,966     247,966
         Software research and
         development costs             98,170        48,200      286,702     151,400
                                    1,379,506     1,102,133    4,202,826   3,631,658

       Operating (loss) income      (217,990)       166,478    (588,895)     366,299
       Interest income, net            68,394        57,506      164,097     193,569
       (Loss) income before
       income taxes                 (149,596)       223,984    (424,798)     559,868
       Income tax benefit               -            -             -           -
       Net (loss) income          $ (149,596)   $   223,984  $ (424,798) $   559,868


       Net (loss) income per
       common share               $     (.02)   $       .04  $     (.07) $       .09
                                       =====         =====        =====         ====

       Weighted average shares
       outstanding                  6,241,281     6,323,371    6,229,167   6,270,140






       See accompanying Notes to Financial Statements (unaudited) and Management's
       Discussion and Analysis of Financial Condition and Results of Operations.

                                   CompuTrac, Inc.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)

                                                          Nine-month period
                                                          ended October 31,
                                                         1996            1995
       Cash flows from operating activities:

          Net (loss) income                         $   (424,798)    $   559,868

          Adjustments to reconcile net (loss)
           income to net cash provided by
           operating activities:

           Depreciation of property, furniture
           and equipment                                  615,287        417,922

           Amortization of capitalized software
           costs                                          247,966        247,966


          Changes in assets and liabilities:

           Accounts receivable                            331,802        380,648
           Unbilled revenue                               218,264        624,664
           Other current assets                         (111,507)        131,862
           Other assets                                  (31,910)       (42,276)
           Accounts payable and accrued expenses        (254,640)      (515,753)
           Deferred systems revenues                     (32,619)       (52,619)
          Net cash provided by operating
          activities                                      557,845      1,752,282










       See accompanying Notes to Financial Statements (unaudited) and
       Management's Discussion and Analysis of Financial Condition and Results of Operation.

                                   CompuTrac, Inc.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                     (unaudited)

                                                         Nine-month period
                                                         ended October 31,
                                                       1996             1995
       Cash flows from investing activities:

           Additions to property, furniture and
           equipment                              $  (399,962)     $   (168,811)
           Additions  to capitalized software        (604,528)         (537,253)
           Sale (purchase) of certificates of
           deposit                                     224,000         (482,000)
           Purchase of U.S. Treasury Bills            (59,570)         (627,674)
           Other                                         8,365            37,922
           Net cash used in investing activities     (831,695)       (1,777,816)

       Cash flows from financing activities:

           Issuance of common stock                      -               154,923
           Issuance of treasury shares                  79,386            -
           Purchase of treasury shares                  -                (6,770)
           Payments of mortgage note payable          (49,743)          (46,992)
           Net cash provided by financing
           activities                                   29,643           101,161

           Net (decrease) increase in cash           (244,207)            75,627


           Cash and cash equivalents at beginning
           of period                                   807,965         1,499,733

           Cash and cash equivalents at end of
           period                                 $    563,758     $   1,575,360



           Supplemental disclosures of cash flow
           information:
             Interest expense paid                $     45,864     $      21,917







       See accompanying Notes to Financial Statements (unaudited) and
       Management's Discussion and Analysis of Financial Condition and Results of Operation.

                                CompuTrac, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)



       (1) The unaudited consolidated financial information furnished herein reflects all adjustments which in the opinion of management are necessary to fairly state the Company's financial position, the changes in its financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's consolidated financial statements and notes thereto included on pages 7 through 25 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure which would substantially duplicate the disclosure contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996 has been omitted. The results of operations for the three and nine-month periods ended October 31, 1996 are not necessarily indicative of results for the entire year ending January 31, 1997.

       (2) Included in accrued expenses at October 31, 1996 are sales taxes totaling $100,231 and legal expenses of $100,000.

       (3) The unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to ensure a fair statement of the results for the interim periods presented.

                                   CompuTrac, Inc.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


            This Form 10-QSB contains historical information and forward-looking statements. Statements looking forward in time are included in this Form 10-QSB pursuant to the _safe harbor_ provision of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties including, but not limited to, the timely availability of new products, market acceptance of the Company's new products and products under development, the impact of competing products and pricing, and quarterly fluctuations in operating results. The Company's actual results in future periods may be materially different from any  future performance suggested herein.
        In the  context of the  forward-looking information provided  in this
       Form 10-QSB, please  refer to the discussion of  risk factors detailed in, as well as the other information contained in, the Company's Form 10-K and the Company's other filings with the Securities and Exchange Commission.

       Results of Consolidated Operations

            Total revenues  from operations  declined $107,095,  or 8%,  from
       $1,268,611 for the quarter ended October 31, 1995 to $1,161,516 for the quarter ended October 31, 1996. For the nine month period, operating revenues declined $384,026, or 10%, from $3,997,957 at October 31, 1995 to $3,613,931 for the current nine month period. All sales, services and support revenues are a result of activity generated from the  Company's existing line of products and  services.
        The  Company's next  generation, Windows-based,  law firm  management software, _Dimension_,  will be  available for  shipment beginning  in the Company's fourth quarter of the current fiscal year. In the interim, the Company is actively recruiting and training certified resellers for the distribution of the Dimension products, along with promoting the Dimension products through various marketing and advertising campaigns. Although the Company continues to receive favorable responses from attendees at Dimension product demonstrations, there can be no assurance that the new Dimension products will successfully compete with competitive products or that the Company's revenues or results of operations will improve in future periods with the introduction of the Dimension product line.

            System sales  revenues for  the current and  prior quarterly  and nine month periods were primarily comprised of peripheral add-on sales revenue. New system sales efforts have been, and will be, minimal until the Company releases its new, Windows-based Dimension
       product line.  Services and  support   revenues  for   the   current
       quarter decreased $71,768, or 6%, from $1,137,533 at October 31, 1995 to $1,065,765 at October 31, 1996. For the nine month period, services and support revenues decreased $268,863, or 8%, from $3,442,212 at October 31, 1995 to $3,173,349 for the current nine month period. The decrease in services and support revenues relates primarily to two factors: 1) a reduction in maintenance revenues associated with maintenance contract cancellations initiated by clients opting to continue maintenance on a _time and materials_ basis only and, 2) a reduction in training, support and conversion service revenue due to diminished new sales activities during the year.

            Cost of system sales as a percentage of system sales revenue was 59% and 62% for the comparable three month periods ended October 31, 1996 and 1995, respectively, and was 70% and 64% for the comparable nine month periods ended October 31, 1996 and 1995, respectively. Cost of services and support as a percentage of services and support revenues remained relatively unchanged at 7% for all periods presented. Cost of services and support is primarily comprised of personnel costs directly associated with the performance of the service and certain third party costs associated with maintenance revenues included in services and support revenues.

            Operating expenses for the current quarter decreased $84,953, or 26%, from $321,815 at October 31, 1995 to $236,862 at October 31,
       1996. This decrease primarily results from a reallocation of programming personnel to research and development efforts. For the nine month period, operating expenses decreased a nominal $16,210, or 2%, from $1,075,861 at October 31, 1995 to $1,059,651 for the current nine month period. Selling, general and administrative expenses were $827,790 in the current quarter, an increase of $338,034, or 69%, from $489,756 in the comparable prior quarter. For the nine month period, selling, general and administrative expenses increased $525,764, or 34%, from $1,548,124 at October 31, 1995 to $2,073,888 at October 31, 1996. The increase in selling, general and administrative expenses relates primarily to a ramp-up in marketing and advertising costs associated with the Company's Dimension product in addition to other expenses associated with the Company's current business activities.

            Amortization of capitalized software remained unchanged for the comparable three month and nine month periods ended October 31, 1996 and 1995. Software research and development costs for the current three month period increased measurably from $48,200 at October 31, 1995 to $98,170 at October 31, 1996. For the nine month period, software research and development costs increased $135,302, or 89%, from $151,400 at October 31, 1995 to $286,702 at October 31, 1996.
       Increases in software research and development costs are primarily associated with a reallocation of personnel into research and development departments.

            Net interest  income increased  $10,888, or 19%,  in the  current quarter ended October 31, 1996 as compared with the prior comparable quarter. Interest income for the current quarter was comprised of $80,250 in interest income and $11,856 in interest expense compared with $68,528 in interest income and $11,022 in interest expense in the comparable prior quarter. For the nine month period, net interest income decreased $29,472, or 15%. Interest income for the current nine month period was comprised of $209,961 in interest income and $45,864 in interest expense compared with $215,486 in interest income and $21,917 in interest expense for the comparable prior nine month period.

            Decreased operating revenues coupled with increased expenses resulted in the Company reporting a net quarterly loss of $149,596 or $(.02) per share and a nine month loss of $424,798 or $(.07) per share.

       Recent Accounting Pronouncements

            In March  1995, the Financial  Accounting Standards Board  issued
       Statement of Financial Accounting Standards No. 121, _Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of_ (SFAS 121). SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain intangible assets to be disposed of. The Company's adoption of SFAS 121 effective February 1, 1996 did not have a material effect on the Company's financial position or results of operations for the nine months ended October 31, 1996.

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

       Liquidity and Capital Resources

            The Company's  liquidity remains strong  with working capital  of
       $5.5 million at October 31, 1996.  Net  cash  provided   by  operating
        activities  was $557,845  for   the  nine  months  ended  October 31,
       1996  compared with  $1,752,282 for  the prior  comparable nine  month period. The decrease in net cash provided by operating activities results primarily from decreased system sales activities and increased expenses associated with the Dimension product launch. Net cash used in investing activities was $831,695 at October 31, 1996 compared to $1,777,816 at October 31, 1995. During the current nine month period, cash flows from investing activities were made to purchase property, furniture, equipment and capitalized software totaling $1,004,490. In addition, $224,000 of available investment funds was used to satisfy current working capital needs during the nine month period. Remaining investments are primarily short-term investments comprised of U.S. Treasury Bills and certificates of deposit. An increase in net cash from financing activities was provided by occasional sales of the Company's stock through various employee benefit plans.

            During the first quarter of fiscal 1997, the Company committed funds towards major improvements to its corporate facilities at an estimated cost of $150,000, of which approximately $84,000 was incurred in the Company's second quarter of fiscal 1997 and the remainder in the third quarter of fiscal 1997. In addition, the Company anticipates substantial expenditures in the next several quarters in the areas of development, sales, marketing and support to complete and introduce its Dimension product line. The Company expects to fund these expenditures with current working capital and available investment funds.

                             PART II. OTHER INFORMATION


       Items 1 through 5 are not applicable.

       Item 6(a): Exhibits

            Exhibit 11 (Page 14-15) - Computation of Earnings per Common and Common Equivalent Share during the three-month and nine-month periods ended October 31, 1996 and 1995.

       Item 6(b): Reports on Form 8-K

            No reports on form 8-K have been filed during the quarter ended October 31, 1996.

                                   CompuTrac, Inc.

                                     SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


       Date:  December 10, 1996

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


                            /s/    George P. McGraw

                                George P. McGraw
                                      President
                            (Principal Operating Officer)


                          /s/    Cheri L. White

                                   Cheri L. White
                            Vice President of Finance and
                               Chief Financial Officer


                                                         EXHIBIT 11.1
                                   CompuTrac, Inc.

           COMPUTATION OF EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE


                                                     1996          1995
       Primary Calculation

       Three-month period ended:

       October 31,


             Net (loss) income                    $ (149,596)    $ 223,984

             Shares issued and outstanding at
             beginning of period                    6,234,117    6,109,398
             Issuance of common stock                 -             60,615
             Issuance of treasury
             shares                                     7,164        -
             Common stock equivalents                 -            153,358
             Primary weighted average number of
             shares outstanding                     6,241,281    6,323,371

             Earnings Per Share:

             Net (loss) income                       $ ( .02)       $  .04


       Nine-month period ended:

       October 31,

             Net (loss) income                    $ (424,798)    $ 559,868

             Shares issued and outstanding at
             beginning of period                    6,206,841    6,071,436
             Issuance of common stock                 -             45,346
             Issuance of treasury
             shares                                    22,326        -
             Common stock equivalents                 -             45,517
             Primary weighted average
             number of shares outstanding           6,229,167    6,162,299

             Earnings Per Share:

             Net (loss) income                       $ ( .07)       $  .05

                                                         EXHIBIT 11.2
                                   CompuTrac, Inc.

           COMPUTATION OF EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

                                                     1996           1995
       Fully Diluted Calculation

       Three-month period ended:

       October 31,

             Net (loss) income                    $ (149,596)     $ 223,984

             Shares issued and outstanding at
             beginning of period                    6,234,117     6,109,398
             Issuance of common
             stock                                    -              60,615
             Issuance of treasury
             shares                                     7,164        -
             Common stock
             equivalents                              -             153,358
             Fully diluted weighted
             average number of shares
             outstanding                            6,241,281     6,323,371

             Earnings Per Share:

             Net (loss) income                       $ ( .02)        $  .04


       Nine-month period ended:

       October 31,

             Net (loss) income                    $ (424,798)     $ 559,868

             Shares issued and outstanding at
             beginning of period                    6,206,841     6,071,436
             Issuance of common
             stock                                    -              45,346
             Issuance of treasury
             shares                                    22,326        -
             Common stock
             equivalents                              -             153,358
             Fully diluted weighted
             average number of shares
             outstanding                            6,229,167     6,270,140

             Earnings Per Share:

             Net (loss) income                       $ ( .07)        $  .09