Form 10KSB
period 1997-01-31
COMPUTRAC INC
filed 1997-04-28
CIK 720507

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                                      FORM 10-KSB

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934

                      For The Fiscal Year Ended January 31, 1997
                             Commission File Number 1-9115

                                    COMPUTRAC, INC.
                    (Name of small business issuer in its charter)

                     Texas                             75-1540265
          (State or other jurisdiction of    I.R.S. employer identification no.)
           incorporation or organization)

          222 Municipal Drive, Richardson, Texas              75080
          (Address of principal executive offices)          (Zip Code)

              Issuer's telephone number, including area code (972) 234-4241

               SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    Name of Each Exchange
                    Title of Each Class               on Which Registered


                Common Stock, $.01 par value       American Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

          Check whether the issuer (1) filed all reports required to be filed by
          Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

          Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

          The issuer's revenues for the fiscal year ended January 31, 1997 were $4,648,378.

          As of April 23, 1997, the aggregate market value of the voting stock held by non-affiliates of the issuer was $5,256,303.

          As of April 23, 1997, the number of shares outstanding of the issuer's common stock was 6,279,355.

                          DOCUMENTS INCORPORATED BY REFERENCE

          Parts of the issuer's Proxy Statement for the issuer's 1997 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-KSB Report.

          Transitional Small Business Disclosure Format (check one)
          Yes (  ) No  (X)

                                        PART I

          Item 1.   Description of Business

          General

                    The Company was  organized under the  laws of  the State of
          Texas in January, 1977. The Company develops, markets, services and supports integrated computer systems and software applications designed for law firms. The Company's products assist its customers in such applications as timekeeping, tracking disbursements, billing, accounting, management and financial reporting, conflict of interest and other law firm management applications. The Company markets its systems throughout the United States and Canada.

                    The Company believes that, historically, it has been one of the major suppliers of computer systems and services to mid-size and large law firms. The majority of customer systems currently in place utilize Hewlett-Packard equipment, which the Company is authorized to resell to end-users. Prices for these systems have ranged from $60,000 for a small firm to $650,000 or more for an integrated system for accounting and practice support applications for a large law firm. All of these systems have been sold in conjunction with services including a separately priced annual maintenance agreement, customized conversion services, customer training, customer support, product enhancements and software maintenance services. Annual maintenance agreements and ongoing support services relative to these system, provide the Company with a continuing source of revenue during the term of the agreement.

                    The Company recently introduced a new time and billing system designed for small law firms called DimensionO. This product is a client/server software system created exclusively with Microsoft development tools operating on micro-computers with 32-bit Windows95 or Windows NT operating environments.

          Software

                    Software which enables law firms to more efficiently perform and evaluate administrative and business functions constitutes the Company's principal product. The core product designed for the mid-size to large law firm market is called the Law Firm Management System (LFMS). This product runs on mini-computers in either the HP3000 Series or the HP9000 Series, while some peripheral products run on IBM-compatible micro-computers. Full interoperability support is provided for all popular network operating systems, including Novell NetwareO, Banyan VinesO, and Microsoft NTO, thus enabling a law firm to upgrade its computer hardware without having to replace the software. The Company's software applications run in several different operating system environments, including UNIX, MPE/iXO (native HP), MS/DOSO and MS/Windows.

                    The core of the LFMS software includes the ability to capture time and disbursements incurred on behalf of clients, billing, trust accounting, accounts payable, accounts receivable, general ledger, drill-down inquiry, profitability analysis, and management and financial reporting. Practice management software consists of modules such as conflict of interest software developed by the Company and products developed by third-party software vendors to accomplish functions including marketing, file management, and overall better management of the client's receivables effort.

                    The new Dimension product provides the ability for small firms, including sole practitioners, to manage their business using professional business products. The product was created exclusively with Microsoft development tools such as MSAccess, SQL-Server, C++, OLE and ODBC. Use of these products allows the Company to integrate with the Microsoft Office products to accomplish tasks such as uploading budgets from Excel, alerting professionals within the firm when a value has reached a specified percentage of the budget, and generating client invoices using Microsoft Word with the ability to deliver the invoice to the client via the Internet. Dimension is the Company's first Windows-based law firm management system designed for use with personal computers, thus expanding the potential market for the Company's products.

                    The Company does not sell or transfer title to its software. Software products are licensed by the Company on a _right to use_ basis pursuant to license agreements. Each license is non-transferrable by the customer and restricts use of the software to the customer's internal purposes at one or more designated computer sites.

          Intellectual Property Rights

                    The Company regards all of its software products as proprietary. The Company's software products are generally licensed to end-users on a _right to use_ basis pursuant to a perpetual non-transferable license that restricts the use of the software to the customer's operations. The Company relies on a combination of copyright, trademark, and trade secret laws, as well as non-
          disclosure agreements, to establish and maintain its proprietary rights. Computer software generally cannot be patented and existing copyright laws afford only limited protection. Also, there can be no assurance that the Company's competitors will not independently develop software that is equivalent to the Company's. Further, no assurance can be given that the Company will have the financial resources to engage in litigation against parties who may infringe its intellectual property rights. While the Company realizes that its competitive position may be affected by its ability to legally protect its software, the Company believes the impact of this protection is less significant to its commercial success than factors such as the level of experience of the Company's personnel, name recognition, and increased investment in research and development of new products.

          Hardware

                    The LFMS software is designed for use in conjunction with various network operating systems operating with either the HP3000 or HP9000 UNIX-based computer systems which the customer typically purchases from the Company.

                    The Dimension  single  user  software  version  operates on personal computers. The Dimension client/server software version was designed to be installed in a Microsoft or Novell network environment.

          Marketing

                    The Company markets its products through presentations at state, regional and national conferences of lawyers, firm administrators and information system managers. The Company also advertises in regional and national publications and engages in direct marketing campaigns focused on the legal market. During fiscal 1997 the Company expended approximately $278,000 in its Dimension marketing and advertising efforts.

                    The Dimension products offer a significantly expanded potential market to the Company. With the LFMS product, market focus historically concentrated on mid-size to large law firms. In its first release, the Dimension product is designed to meet the needs of small law firms, including sole practitioners. Subsequent releases will accommodate the needs of larger law firms.

                    A reseller channel is being developed by the Company to sell, install and train users on the Dimension products. As of March 31, 1997, thirty-four (34) resellers were certified to represent the Company in locales across the United States and one (1) reseller was certified in Canada. The Company plans to continue its efforts to recruit and certify a greater number of resellers in fiscal 1998.

          Installation and Maintenance

                  The  Company and Hewlett-Packard  coordinate the  installation of hardware for the LFMS product at the customer's premises. In most cases, representatives of the Company, Hewlett-Packard and the customer meet at the site where the system is to be installed and examine and approve the suitability of the ambient environment at the installation site. Subsequently, Hewlett-Packard installs the hardware and provides its standard warranty. Hewlett-Packard maintains and services the hardware pursuant to an agreement with the customer. Following hardware installation, Company personnel then assist the customer with the installation of the LFMS software.

                  The Company provides software maintenance for a fixed monthly fee which covers enhancements, modifications and improvements to the licensed software. Such services do not generally require customer site visits from Company personnel.

                  The Dimension product will be provided to customers on CD-ROM, together with written installation instructions. Because Dimension is designed to operate on personal computers, Company personnel generally are not required to be present at customers' sites to assist with the installation.

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

          Multimedia Products

                  In May 1992, the Company established its Panamar Systems division. Panamar Systems provides video and multimedia services to targeted market segments within the legal industry, selected commercial accounts and the general corporate community. During the fiscal year ended January 31, 1997, the operations of the Company's Panamar Systems division were not material to the Company's business as a whole.

          Employees

                  As of March 31, 1997, the Company employed 56 full-time employees and 5 part-time employees. During fiscal 1997, 27 employees provided technical support and product development services, 18 were engaged in sales and marketing and 16 were employed in finance, accounting and administration. No employees are represented by a union or covered by a collective bargaining agreement. The Company believes that its relationship with its employees is good.

          Research and Development

                  During the  year ended January 31, 1997, the  Company expended approximately $1.2 million on software research, development and production costs compared with approximately $934,000 for the fiscal year ended January 31, 1996. Net software research, development and production expenses, after capitalization of certain software development costs, amounted to $407,000 for the fiscal year ended January 31, 1997 versus $196,000 for the fiscal year ended January 31, 1996. The Company anticipates its expenditures for research, development and production in fiscal 1998 will approximate current levels.

          Private  Securities  Litigation  Reform   Act  of  1995  Safe   Harbor
          Cautionary Language

                  This Form 10-KSB contains _forward-looking_ statements, as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that are based on current expectations, estimates and projections. Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. These statements contain potential risks and uncertainties and, therefore, actual results may differ materially. There are numerous factors, which are not within the Company's control, that may cause actual results to differ from those contemplated by such forward-looking statements, including but not limited to the rapid rate of change in computer hardware and software technology and the potential obsolescence of the Company's existing LFMS products; the development of superior products by competitors; increased competition from existing and new competitors; the lack of acceptance of the Company's new or existing products by customers; dependence on Hewlett-Packard for the availability of hardware to support the LFMS software; the reliance on independent resellers, and the inability to engage a sufficient number of qualified resellers for the Dimension product; and adverse changes in economic conditions in the legal profession or the economy generally. The Company undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

          Item 2. Description of Property

                  The Company owns its corporate headquarters and operating facilities located in Richardson (Dallas County), Texas. The building contains approximately 20,000 square feet and has a parking area of approximately 50,000 square feet. These facilities are subject to a $276,000 mortgage note payable at January 31, 1997. The Company believes its current facility is adequate to conduct its business. The Company also owns 10.97 acres of undeveloped land located in Frisco, Texas.

                  In connection with its systems development and servicing programs, the Company owns and operates one HP 1000 computer, one HP 3000 Micro Classic, one HP 3000 series 937LX, one HP 3000 series 957, one HP 9000 series 817 and one HP 9000 series 800/G50. The Company also owns and operates various other peripheral equipment, including printers, micro-computers, UNIX workstations, scanners and other equipment.

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

          Item 4. Submission of Matters to a Vote of Security Holders

                  No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended January 31, 1997.

                                        PART II


          Item 5.   Market for Common Stock and Related Stockholder Matters

                    The Company's Common Stock is traded on the American Stock Exchange under the trading symbol "LLB". The Company has not declared or paid cash dividends since fiscal 1988 and does not anticipate any dividends will be declared or paid in the foreseeable future. The Company intends to retain any earnings to finance the development and expansion of the Company's operations.

                    At April 23, 1997, there were approximately 300 holders of record and approximately 1,000 beneficial owners of the Company's Common Stock. For the periods indicated below, the following table sets forth the high and low sales prices as reported by the American Stock Exchange.



                                                        Market Price


                                                  High          Low


          1995 Calendar Year:
               First Quarter                      1  7/8           7/8
               Second Quarter                     1  3/16         15/16
               Third Quarter                      2 15/16         15/16
               Fourth Quarter                     2 11/16        2

          1996 Calendar Year:
               First Quarter                      2  1/2         1 1/2
               Second Quarter                     3  3/4         1 5/8
               Third Quarter                      2  7/8         1 7/8
               Fourth Quarter                     2  5/8         1 5/8

          1997 Calendar Year:
               First Quarter                      2  1/2         1 1/8


          The closing sales price per share of the Common Stock on the American Stock Exchange on April 23, 1997 was $1 1/4.

          Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations


          Results of Operations

               The following table sets forth, for the fiscal years indicated, items in the Consolidated Statements of Operations expressed as a percentage of operating revenues:


                                                           Year Ended
                                                          January 31,
                                                         1997     1996
          Operating revenues:
           System sales                                    11 %     14 %
           Services and support                            89       86

                                                          100      100

          Costs and expenses:
           Cost of system sales                             8        9
           Cost of services and support                     6        6
           Amortization of capitalized software             7        5
           Operating expenses                              29       25
           Selling, general and administrative expenses    60       43
           Software research and development costs          9        4

                                                          119       92

          Operating (loss) income                        (19)        8
          Interest income, net                              5        5
          (Loss) income before taxes                     (14)       13
          Income taxes

           Net (loss) income                             (14) %     13 %


          Year Ended January 31, 1997 compared to Year Ended January 31, 1996

               Total revenues from operations declined $611,000, or 12%, from $5.3 million in fiscal 1996 to $4.6 million in fiscal 1997. System sales revenues declined $213,000, or 29%, from $727,000 in fiscal 1996 to $515,000 in fiscal 1997. Substantially all of the Company's system sales revenues in fiscal 1997 and fiscal 1996 were related to client system upgrades and peripheral sales activities as opposed to new system sales. The Company believes that its fiscal 1994 decision to abandon certain software projects and to focus its development efforts in the direction of current Windows-based software technology has contributed to the decline in system sales as competitors' host-based, client server products became available in the legal industry marketplace. With the Company's new Dimension time and billing system, coupled with other add-on software products scheduled for completion in mid-year 1997, the Company believes that system sales revenues should improve in the later half of fiscal 1998. However, there can be no assurance that the new Dimension products will successfully compete with competitive products or that the Company's revenues or results of operations will improve in future periods with the introduction of the Dimension product line. See _Revenue Recognition and Company Operations_ in Notes to Consolidated Financial Statements.

               Services and support revenues declined $398,000, or 9%, from $4.5 million in fiscal 1996 to $4.1 million in fiscal 1997. This decrease was primarily attributable to reduced training, support, and conversion service revenue due to fewer new system sales and system upgrade sales during the year.

               Cost of system sales as a percentage of system sales revenues was 69% in fiscal 1997 compared to 62% in the prior year. Increased cost of systems sales are attributable to lower discounts received on hardware purchases from distributor channels. Cost of services and support as a percentage of services and support revenue remained constant at 7% for both fiscal years. Cost of services and support is primarily comprised of programming and support staff costs directly associated with the performance of the service and certain third party costs associated with maintenance revenues included in service and support revenues. Amortization of capitalized software increased 10%, from $288,000 in fiscal 1996 to $318,000 in fiscal 1997. This increase was due to the Company's re-evaluation of the economic life of certain capitalized software products, resulting in an additional charge to amortization expense in fiscal 1997. Operating expenses increased a nominal 4%, from $1.3 million in fiscal 1996  to  $1.4 million  in  fiscal 1997  due  to  increases in miscellaneous Dimension-related costs. Selling, general and administrative expenses increased $519,000, or 23%, from $2.3 million in fiscal 1996 to $2.8 million in fiscal 1997. Significant factors contributing to the increase in selling, general and administrative expenses were: (1) an increase in marketing and advertising expenses of $208,000 associated with the Company's new Dimension time and billing software product, (2) an increase in professional fees of $168,000 of which $128,000 was associated with legal expenses incurred by the Company to protect its intellectual property rights and (3) an increase of $143,000 in other general costs of which $69,000 related to increases in bad debt expenses.

               Software research and development expenses increased $211,000, or 108%, from $196,000 in fiscal 1996 to $407,000 in fiscal 1997.
          This increase primarily relates to research and development costs associated with software products not qualifying for capitalization during the year. Amortization of Dimension product development costs will commence in the first quarter of the Company's fiscal year 1998. The Company will continue to capitalize those costs associated with continued enhancements and improvements to the Dimension software product line.

               Net interest income decreased 15%, from $261,000 in fiscal 1996 to $221,000 in fiscal 1997. In fiscal 1996, interest income was comprised of approximately $303,000 in interest income, relating primarily to investment interest income, offset by approximately $42,000 in mortgage interest expense on the Company's corporate facility. In fiscal 1997, interest income comprised approximately $278,000 of interest income, relating primarily to investment interest income, offset by approximately $44,000 of interest expense of which $32,000 was related to mortgage interest expense.

               Net (loss) income declined 201% from net income of $664,000 in fiscal 1996 to a net loss of $668,000 in fiscal 1997. As previously discussed, this loss is attributable to reduced revenues associated with fewer sales of hardware, software, services and support, coupled with increases in Dimension-related expenses.

           Recent Accounting Pronouncements

               In February 1997, Statement of Financial Accounting Standards No. 128, _Earnings per Share_ (FAS 128) was issued. FAS 128 specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. FAS 128 simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, _Earnings per Share_ (APB 15) and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and dilutive EPS on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the dilutive EPS computation. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. FAS 128 requires restatement of all prior-period EPS data presented. The Company plans to adopt FAS 128 in its financial statements as of and for the year ended January 31, 1998. Based on current circumstances, the adoption of this pronouncement would not have had a material effect on the January 31, 1997 and 1996 EPS amounts reported. Pro forma basic EPS and pro forma dilutive EPS computed assuming FAS 128 had been adopted are equivalent to the historical amounts reported for primary EPS and dilutive EPS, respectively.

          Fluctuations in Interim Period Operating Results

               Management of the Company believes that, historically, interim results and period-to-period comparisons have been neither predictable nor an accurate measure of the annual performance of the Company. The Company has experienced and expects to continue to experience period-to-period fluctuations in the number of systems sold, revenues and net income. Although recent operating revenues of the Company have primarily been derived from service and support revenues, fluctuations in LFMS system sales revenues have historically resulted from the sale of a small number of relatively expensive systems, the policy of the Company of recognizing revenue upon delivery of the hardware and delivery and acceptance of the software, the equipment availability of hardware from the Company's hardware supplier, and the desire of the customer to accelerate or delay the date of delivery. These factors tend to distort the operating results of an interim period. Additionally, sales are not made or recognized evenly throughout the fiscal year or any interim period, thus making meaningful interim period comparisons difficult. These fluctuations may also have a significant impact on profitability in any interim period as a result of the relatively fixed nature of operating costs and selling, general and administrative expenses.

          Liquidity and Capital Resources

               The Company's financial position remains strong with cash, cash equivalents and short-term investments of $4.8 million, or 48% of total assets at January 31, 1997, compared to $5.5 million, or 50% of total assets at January 31, 1996. The Company's primary source of liquidity has been cash flow from operating activities with additional liquidity provided by periodic sales of Company stock through various employee benefit plans. Net cash provided by operating activities decreased $1.4 million from $1.9 million at January 31, 1996 to $532,000 at January 31, 1997 due to reduced operating revenues resulting from fewer sales of the Company's LFMS products and services, coupled with increased costs associated with the Company's initial launch of its Dimension time and billing software product. Liquidity was further reduced by capital expenditures totaling $1.3 million for the year ended January 31, 1997, compared to $966,000 in the prior fiscal year. Of the $1.3 million expended in fiscal 1997, $800,000 related to capitalized software development activities, $300,000 related to equipment and software acquired for use in the Company's support and development efforts and the remaining $200,000 for improvements to the Company's corporate facility. Cash flows from financing activities of $120,000 during the year were related to cash receipts from employee stock purchases associated with the Company's employee stock purchase plans.

               The Company has not made any material commitments for capital expenditures, however, the Company anticipates substantial expenditures will be made during fiscal year 1998 in the areas of development, sales, marketing and support of its Dimension software products.

               At January 31, 1997 and 1996, the Company has established a 100% valuation allowance to fully offset the net deferred tax asset balances of $970,000 and $731,000, respectively. Factors considered in management's assessment that significant uncertainties exist regarding the realization of these assets include (1) a decline in system sales revenues, (2) uncertainty regarding the future success and timing of sales of the Company's new Windows-based products, and
          (3) financial and economic pressures in the Company's primary customer market (i.e. legal industry).

             Working  capital  and  the  ratio   of  current  assets  to
          current liabilities are as follows:

                                          Working           Current
                                          capital           ratio

                     At January 31:

                     1997               $ 5,217,305         8.3 to 1

                     1996               $6,094,071          6.6 to 1


             Current assets consist primarily of cash, short-term investments, accounts receivable and unbilled revenues from system sales and services.


          Item 7. Financial Statements

          CONSOLIDATED BALANCE SHEETS
                                                 Year Ended January 31,
                                                  1997            1996
          ASSETS

          Current assets:
            Cash and cash equivalents              $449,304      $807,965
            Short-term
              investments                         4,334,869     4,648,774
            Accounts receivable, net of
              allowance of $180,000and $170,000
              at January 31, 1997 and 1996,
              respectively                          722,683     1,161,224
            Unbilled revenue                        122,584       338,774
            Other current
              assets                                304,211       224,022
              Total current
               assets                             5,933,651     7,180,759
          Property, furniture and equipment,
            net of accumulated depreciation       1,881,348     2,152,718
          Capitalized software, net of
          accumulated amortization                1,637,025     1,150,575
          Other assets                              429,898       391,256
             Total assets                        $9,881,922   $10,875,308

          LIABILITIES AND SHAREHOLDERS' EQUITY

          Current liabilities:
            Accounts payable                       $191,349      $448,965
            Accrued expenses                        247,424       264,002
            Accrued contract completion
              costs                                 110,400       214,100
            Deferred systems revenues                90,744        89,915
            Short-term portion of mortgage
            note payable                             76,429        69,706
              Total current liabilities             716,346     1,086,688
            Long-term portion of mortgage note
              payable                               199,561       274,031
              Total liabilities                     915,907     1,360,719

          Commitments and contingencies (Note 10)
          Shareholders' equity:
            Preferred stock, $1.00 par value,
              2,000,000 shares authorized, no
              shares issued and outstanding
            Common stock, $.01 par value,
              13,000,000 shares authorized,
              6,988,706 shares issued,
              respectively                           69,887        69,887
            Additional paid-in capital            9,846,543     9,928,011
            Retained earnings                     1,503,255     2,171,460
                                                 11,419,685    12,169,358
            Less:  treasury stock, 722,631 and
            842,106 shares, respectively        (2,453,670)   (2,654,769)
              Total shareholders' equity          8,966,015     9,514,589

             Total liabilities and
             shareholders' equity                $9,881,922   $10,875,308




          See accompanying notes to consolidated financial statements.

          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            Year Ended January 31,
                                                              1997         1996
          Operating revenues:
            System sales                                  $   514,830 $    727,463
            Services and support                            4,133,548    4,531,668

                                                            4,648,378    5,259,131

          Costs and expenses:
            Cost of system sales                              355,730      448,756
            Cost of services and support                      297,121      329,947
            Amortization of capitalized software              318,079      288,000
            Operating expenses                              1,354,423    1,307,651
            Selling, general and administrative expenses    2,804,975    2,285,600
            Software research and development costs           406,998      195,700

                                                            5,537,326    4,855,654

          Operating (loss) income                           (888,948)      403,477
          Interest income, net                                220,743      260,640
          (Loss) income before taxes                        (668,205)      664,117
          Income taxes

          Net (loss) income                               $ (668,205) $    664,117


          Net (loss) income per common share              $     (.11) $        .11

          Weighted average shares outstanding               6,237,291    6,210,164






          See accompanying notes to consolidated financial statements.


          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                       Additional                       Share-
                      Common Stock      paid-in   Retained   Treasury   holders'
                     Shares   Amount   capital   earnings    stock       equity
          Balance
           at
           January
           31, 1995 6,910,692   69,107  9,947,369  1,507,343 (2,852,518)   8,671,301

          Issuance
           of
           common
           stock       53,573     536    (54,074)               204,518     150,980
          Stock
           options
           exer-
            cised      24,441      244     34,716                            34,960
          Purchase
           of
           treasury
           stock                                               (6,769)      (6,769)
          Net
           income                                  664,117                  664,117

          Balance
           at
           January
           31, 1996  6,988,706   69,887  9,928,011 2,171,460 (2,654,769)    9,514,589

          Treasury
           stock
           reissued                      (81,468)               201,099      119,631
          Net
           loss                                    (668,205)                (668,205)

          Balance
           at
           January
           31, 1997  6,988,706  $69,887 $9,846,543 $1,503,255 $(2,453,670) $8,966,015

          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            Year Ended January 31,
                                                              1997         1996
          Cash flows from operating activities:

            Net (loss) income                            $  (668,205)$     664,117
            Adjustments to reconcile net (loss) income
              to net cash provided by operating
              activities:
                Depreciation of property, furniture and
                  equipment                                   723,610      582,143
                Amortization of capitalized software
                costs                                         318,079      288,000

                Changes in assets and liabilities:
                   Accounts receivable                        438,541        (708)
                   Unbilled revenue                           216,190      627,328
                   Other current assets                      (80,189)      258,586
                   Other assets                              (38,642)     (53,136)
                   Accounts payable and accrued expenses    (377,894)    (440,510)
                   Deferred systems revenues                      829     (41,083)
                Net cash provided by operating
                activities                                    532,319    1,884,737

          Cash flows from investing activities:

            Additions to property, furniture and
              equipment                                     (460,606)    (228,350)
            Additions to capitalized software               (804,528)    (737,881)
            Net sale (purchase) of certificates of
              deposit                                         125,000    (581,000)
            Net sale (purchase) of U.S. Treasury
              Bills                                           188,905  (1,186,744)
            Other                                               8,365       41,711
              Net cash used in investing activities         (942,864)  (2,692,264)

          Cash flows from financing activities:

            Issuance of treasury stock                        119,631      185,940
            Payments of mortgage note payable                (67,747)     (63,412)
            Purchase of treasury shares                                    (6,769)
              Net cash provided by (used in) financing
                activities                                     51,884      115,759
          Net decrease in cash                              (358,661)    (691,768)
          Cash and cash equivalents at beginning of
          period                                              807,965    1,499,733
          Cash and cash equivalents at end of period     $    449,304 $    807,965


          Supplemental disclosures of cash flow information:
            Interest paid                                $     43,970$      42,000
            Income taxes paid





          See accompanying notes to consolidated financial statements.


          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Note 1 - Organization and Summary of Significant Accounting Policies

               CompuTrac, Inc. (the _Company_) was formed in 1977 to develop, market, service and support integrated turnkey computer systems for law firms. The Company's significant accounting policies are as follows:

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

               The Company enters into software license agreements whereby the Company licenses software to a customer, providing that customer with the right to use the software. In accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position No. 91-1, _Software Revenue Recognition_ (SOP 91-1), the Company recognizes software license revenue upon delivery of the hardware, software and confirmation of customer acceptance per the terms of the contract. Each software license agreement is evaluated by management to determine if significant vendor obligations exist, such as post-contract customer support, and to determine whether collection of the associated receivable is probable. Post-contract customer support revenue is deferred and amortized over the period of the service, usually not exceeding one year from the inception of the contract.

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

          Short-Term Investments

               The Company considers investments with original maturity dates that are greater than 90 days, but less than one year, to be short-
          term investments. The carrying values of these investments are approximately equal to their fair market values at the end of each fiscal year.

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

          Property, Furniture, Equipment and Depreciation

               Property, furniture and equipment are recorded at cost. The cost of such assets, other than land, is depreciated on a straight-line basis over the estimated useful life of the asset (generally three to seven years). The Company's corporate facility is being depreciated using the straight-line method over an estimated useful life of 30 years. Maintenance and repair expenditures are charged to operations; renewals and betterments are capitalized.

          Income Taxes

               The Company presents income taxes pursuant to Statement of Financial Accounting Standards No. 109, _Accounting for Income Taxes,_ (FAS 109). FAS 109 uses an asset and liability approach to account for income taxes. In the event differences between the financial reporting basis and the tax basis of the Company's assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is required. A valuation allowance is provided for a portion or all of the deferred tax assets when there is sufficient uncertainty regarding the Company's ability to recognize the benefits of the assets in future years.

          Accounting for Stock-Based Compensation

               Statement of Financial Accounting Standards No. 123, _Accounting for Stock-Based Compensation_ (FAS 123), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, _Accounting for Stock Issued to Employees_ (APB 25), and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the amount the employee must pay to acquire the stock.

          Reclassification

               Certain prior year financial statement information has been reclassified to conform to the current year presentation.

          Recent Accounting Pronouncements

               In February 1997, Statement of Financial Accounting Standards No. 128, _Earnings per Share_ (FAS 128) was issued. FAS 128 specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. FAS 128 simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, _Earnings per Share_ (APB 15) and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and dilutive EPS on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the dilutive EPS computation. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. FAS 128 requires restatement of all prior-period EPS data presented. The Company plans to adopt FAS 128 in its financial statements as of and for the year ended January 31, 1998. Based on current circumstances, the adoption of this pronouncement would not have had a material effect on the January 31, 1997 and 1996 EPS amounts reported. Pro forma basic EPS and pro forma dilutive EPS computed assuming FAS 128 had been adopted are equivalent to the historical amounts reported for primary EPS and dilutive EPS, respectively.

          Note 2 - Accrued Expenses

               Included in accrued expenses at January 31, 1997 are legal fees totaling $50,000 and sales taxes totaling $60,000.

          Note 3 - Property, Furniture and Equipment

               Property, furniture and equipment costs are summarized as follows:
                                                            January 31,

                                                       1997             1996

               Equipment                           $  6,882,189   $   6,704,956

               Building                               1,410,297       1,208,179

               Land                                     554,122         554,122

               Furniture, fixtures and leasehold        758,925         721,143
                 improvements

                                                      9,605,533       9,188,400

               Less accumulated
                 depreciation                       (7,724,185)     (7,035,682)


                                                   $  1,881,348   $   2,152,718






          Note 4 - Capitalized Software

              Capitalized software costs are summarized as follows:

                                                              January 31,
                                                         1997           1996
              Capitalized software costs            $    3,887,960  $   3,083,431

              Less accumulated amortization            (2,250,935)    (1,932,856)
                                                    $    1,637,025  $   1,150,575


          Note 5 - Income Taxes

          The effective income tax rates differed from the statutory federal tax income rates for the following reasons:

                                                       January 31,
                                                       1997      1996
          Statutory rate                                 (34)%       34%


          (Reduction) addition resulting from:

               Permanent differences                        2         1

               MediaMagic net operating loss                0      (37)
                  carryover

               Change in valuation allowance               36         0


               Other                                      (4)         2

          Effective rate                                    0%        0%


          Deferred tax (assets) liabilities comprised the following:

                                                         January 31,
                                                     1997            1996
          Deferred tax assets:
          Net operating loss carryforward       $   (952,000)   $   (672,000)
          Allowance for doubtful accounts            (68,000)        (65,000)
          Deferred revenue                           (22,000)         (9,000)

          Building and land writedown               (791,000)       (791,000)
          Accrued liabilities                        (42,000)        (63,000)

          State taxes and other                      (58,000)        (57,000)
             Total deferred tax assets            (1,933,000)     (1,657,000)
          Deferred tax liabilities:
          Tax over book depreciation                  535,000         521,000
          Net capitalized software costs              387,000         362,000
          Other                                        41,000          43,000
            Total deferred tax liabilities            963,000         926,000
          Less valuation allowance                    970,000         731,000
          Net deferred tax assets              $            0   $           0


          At January 31, 1997 and 1996, the Company had net operating loss carryforwards of approximately $2,506,000 and $1,767,000, respectively, which begin to expire in 2010. Under section 382 of the Internal Revenue Code, annual use of the operating loss carryforward may be limited if a cumulative change in ownership of more than 50% has occurred within a three-year period.

          Note 6 - Mortgage Note Payable

               In April 1986, the Company purchased its corporate headquarters for $2,900,000 through the assumption of a first lien mortgage note payable having a principal balance of $1,308,558 with the remainder funded in cash. The note was dated May 1983, having an original principal balance of $1,370,000, with the principal payable monthly plus interest at 12.875% over a term of 10 years ended May, 1993. In February 1994, the Company obtained a new, ten year, 9.5% fixed rate mortgage on its corporate headquarters. The closing on the new mortgage occurred on May 1, 1994. The amount of principal maturities for the years subsequent to January 31, 1997, are:


                                                   Principal
                           Fiscal Year           Maturities

                               1998               $76,429

                               1999               $84,015

                               2000               $92,353

                               2001               $23,193


          Note 7  - Related Party Transactions

               In December, 1992, the Company entered into a five-year employment agreement with its Chairman which expires in January, 1998. The agreement currently provides for an annual salary of $560,000, and entitles the Chairman to receive minimum raises equivalent to any annual increase in the Consumer Price Index for Dallas, Texas during the previous year.

          Note 8 - Shareholders' Equity

             Stock Purchase Plans

               In December 1985, the Company's Board of Directors adopted the CompuTrac, Inc. Employee Stock Purchase Plan and in May 1991, adopted the CompuTrac, Inc. 1991 Employee Stock Purchase Plan. The Company reserved 300,000 and 500,000 shares, respectively, of its Common Stock for purchase by its employees pursuant to the terms of these plans. Under both plans, eligible participating employees of the Company may elect to have an amount up to, but not in excess of, 10% of their regular salary or wages withheld for the purpose of purchasing the Company's Common Stock. The Company contributes to the participant's account an amount of money equal to 33 1/3% of the aggregate contribution made by each participant since the immediately preceding stock purchase date. All Common Stock of the Company purchased by the participating employees pursuant to the plans may be voted by the employee; any shares not so directed to vote are not voted. During fiscal 1996, the Company registered 500,000 of its shares to be reserved for future employee stock purchase activities. At January 31, 1997, 919,475 shares of the Company's Common Stock had been sold pursuant to these plans.

             1983 Incentive Stock Option Plan

               In June, 1983, the Board of Directors adopted and the shareholders approved the 1983 Incentive Stock Option Plan. Under the terms of the plan, the Company's Board of Directors is authorized to grant options to purchase up to 450,000 shares of Common Stock to key employees of the Company, including officers. The exercise price of an option must be at least 100% of the fair market value of the Common Stock as determined by the Board of Directors on the effective date of the grant. Each option granted under the option plan must be exercised, if at all, during a period established in the grant by the Board of Directors, but not exceeding 10 years from the date of grant. Options must be exercised by an optionee within three to twelve months after termination of employment. At January 31, 1997, there were no shares available for future grant.

             1990 Stock Option Plan

               In May, 1991, the Board of Directors adopted and the shareholders approved the 1990 Stock Option Plan. Under the terms of the plan, the Company's Board of Directors is authorized to grant options to purchase up to 500,000 shares of Common Stock to key employees of the Company, including officers and directors. Option grants may be in the form of either Incentive Stock Options or Non-Statutory Stock Options. The remaining terms of the option grants are identical to those of the 1983 Incentive Stock Option Plan. At January 31, 1997, there were no shares available for future grant.

             Non-Qualified Stock Options

               In May, 1990, the Board of Directors approved a grant by the Company of options to purchase 65,000 shares of Common Stock to four directors of the Company. The exercise price of the options is $2.45 per share and may be exercised at any time during the seven year period ending May, 1997. Options to purchase 15,000 shares of Common Stock granted one director were subsequently canceled.

             Stock-Based Compensation

               Effective in 1997, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 (FAS 123), _Accounting for Stock-Based Compensation._ As permitted under FAS 123, the Company will continue to measure stock-based compensation cost using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, _Accounting for Stock Issued to Employees_ (APB 25), and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's capital stock at the grant date over the amount the employee must pay for the stock.

               FAS 123 requires disclosure of pro forma net income (loss) and pro forma net income (loss) per common share as if the fair value-based method had been applied in measuring compensation cost of stock-based awards granted in fiscal 1997 and 1996. Management believes that 1997 and 1996 pro forma amounts are not representative of the effects of stock-based awards on future pro forma net income
          (loss) and pro forma net income (loss) per share because those pro forma amounts exclude the pro forma compensation expense related to unvested stock options granted before fiscal 1996.

               Reported and pro forma net (loss) income and net (loss) income per share amounts for the fiscal year ended January 31, 1997 and 1996, respectively, are set forth below:

                                                   1997               1996



               Reported
               Net (loss) income             $(668,205)          $664,117
               Net (loss) income per share   $   (0.11)          $   0.11

               Pro forma (unaudited)
               Net (loss) income             $(739,149)          $557,915
               Net (loss) income             $   (0.12)          $   0.09

               During fiscal 1997 and 1996, the fair values of the options granted were estimated on the date of their grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

                                             1997           1996

               Risk free interest rate       6%             6%
               Expected life                 5 years        5 years
               Expected volatility           60%            60%
               Expected dividend yield       0%             0%


          Stock option activity for 1997 and 1996 is set forth below:

                                            1997                    1996
                                               Weighted               Weighted
                                                Average                Average
                                     Options   Exercise     Options   Exercise
                                                 Price                  Price
              Outstanding at
              beginning of year     609,346    $  1.65       488,467  $  2.05
              Granted                70,000       2.90       338,000     1.51
              Canceled                                     (192,680)     2.25
              Exercised                                     (24,441)     1.46

              Outstanding at end of
              year                  679,346      1.78        609,346     1.65

              Exercisable at end of 491,540       1.74       351,700     1.79
              year

              Weighted average fair
               value of options
               granted during the
               year whose exercise
               price equaled
                grant price                     $ 1.65                  $0.85

              Weighted average fair
               value of options
               granted during the
               year whose exercise
               price exceeded
                grant price                                            $ 0.65



          Stock options outstanding at January 31, 1997:

                            Options Outstanding                Options Exercisable
                                     Weighted
                                      Average      Weighted              Weighted
                                     Remaining     Average               Average
              Range of              Contractual    Exercise              Exercise
           Exercise Price  Options     Life         Price      Options    Price
          $ 0.69 to$ 1.52   384,211  4.1 years      $  1.30    279,030   $  1.00
          $ 1.53 to$ 2.50   250,135  2.8 years         2.22    212,510      2.10
          $ 2.51 to$ 3.50    45,000  6.3 years         3.40


          Note 9 - 401(k) Retirement Plan

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

          Note 10 - Commitments and Contingencies

               The Company is subject to certain legal proceedings, claims and disputes which arise in the ordinary course of its business. Although the Company cannot predict the outcomes of these legal proceedings, the Company's management does not believe these actions will have a material adverse effect on the Company's financial position, results of operations or liquidity. However, if unfavorably resolved, these proceedings could have a material adverse effect on the Company's financial position, results of operations and liquidity.

          Note 11 - Trademarks

               CompuTrac, Dimension, and other names of CompuTrac products referenced herein are trademarks or registered trademarks of CompuTrac, Inc. All other product and company names mentioned herein are the trademarks of their respective owners.

          REPORT OF INDEPENDENT ACCOUNTANTS


          To the Board of Directors and Shareholders of CompuTrac, Inc.


          In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and changes in shareholders' equity present fairly, in all material respects, the financial position of CompuTrac, Inc. and its subsidiary at January 31, 1997 and 1996, and the results of their operations and their cash flows for each of the two years in the period ended January 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




          PRICE WATERHOUSE LLP

          Dallas, Texas
          March 25, 1997

          Item 8.        Changes  In  and  Disagreements  with  Accountants   on
          Accounting and Financial Disclosure

                    The Company has reported no disagreements with or change of its independent accountants during the 24 months prior to January 31, 1997 or any subsequent period.

                                         PART III

                    The information required by Part III is omitted from this Report and will be included in the registrant's 1997 definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") which is expected to be filed not later than 120 days after the end of the fiscal year covered by this Report, and the information included therein is incorporated herein by reference.

          Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

                    The information required by this Item is incorporated by reference to the information under the heading _Management_ in the Company's Proxy Statement for its 1997 Annual Meeting.

          Item 10.  Executive Compensation

                    The information required by this Item is incorporated by reference to the information under the heading _Executive Compensation_ in the Company's Proxy Statement for its 1997 Annual Meeting.

          Item 11.  Security  Ownership   of  Certain   Beneficial  Owners   and
          Management

                    The information required by this Item is incorporated by reference to the information under the heading _Security Ownership_ in the Company's Proxy Statement for its 1997 Annual Meeting.

          Item 12.  Certain Relationships and Related Transactions

                    The information required by this Item is incorporated by reference to the information under the heading _Executive Compensation-Employment Agreements_ in the Company's Proxy Statement for its 1997 Annual Meeting.

                                         PART IV

          Item 13.  Exhibits and Reports on Form 8-K

               (a)  The following documents are filed as a part of this Report:

                1.  Financial Statements:                                  Page


                    Report of Independent Accountants                      24
                    Consolidated Balance Sheets at
                      January 31, 1997 and 1996                            11
                    Consolidated Statements of Operations
                      for the two years ended January 31, 1997             12
                    Consolidated Statements of Changes in
                      Shareholders' Equity for the two years
                      ended January 31, 1997                               13
                    Consolidated Statements of Cash Flows for
                      the two years ended January 31, 1997                 14
                    Notes to Consolidated Financial Statements             15-23

                    3.1*      -    Restated Articles of Incorporation of
                                   Registrant

                    3.2**     -    Bylaws of the Registrant

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

                    10.1****  -    Employment Agreement  between the  Registrant
                                   and Harry W. Margolis dated December 1, 1992

                    10.2*     -    Incentive Stock Option Plan of the Registrant

                    10.3***** -    CompuTrac, Inc. 1991 Employee Stock  Purchase
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
                                   Registrant and its Directors as ratified by the Registrant's Shareholders in their Annual
                                   Meeting of November 19, 1987

                    10.8******-    Employment Agreement  between the  Registrant
                                   and George  P. McGraw dated February 1, 1992

                    10.9******-    Form  of  Employment  Agreement  between  the
                                   Registrant and its Executive Officers.

                    10.10*******-  Amendment dated  July 8,  1989 to  CompuTrac,
                                   Inc. Employee Stock Purchase Plan

                    11.1      -    Statement  re:  Computation  of    Per  Share
                                   Earnings

                    23.1      -    Consent of Independent Accountants

                    27        -    Financial Data Schedule

                    99        -    Annual Report on Form 11-K for the CompuTrac,
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

          *****          Incorporated   by   reference   to   the   Registrant's
                    Registration Statement on Form S-8, File No. 33-61577, filed with the Commission on August 4, 1995, Commission File No. 1-9115.

          ******         Incorporated by reference to the same  numbered exhibit
                    filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1994, Commission File No. 1-9115.

          *******        Incorporated by reference to exhibit number  28.1 filed
                    with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1990, Commission File No. 1-9115.

          Management Contracts and Compensatory Plans


               The documents filed  as Exhibits  10.1, 10.2,  10.3, 10.4,  10.8,
          10.9 and (10.10) constitute management contracts or compensatory plans or arrangements within the meaning of SEC rules.

                (b) Reports on Form 8-K.   No reports on Form 8-K were  filed by
                    the Company during the fiscal fourth quarter ended January 31, 1997.

                                          SIGNATURES

                    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COMPUTRAC, INC.

                                   By: /S/ Harry W. Margolis

                                           Harry W. Margolis
                Chairman of the Board of Directors and Chief Executive Officer

                                     Date:  April 23, 1997

                    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                     Title                       Date


          /S/ Harry W. Margolis    Chairman of the Board of      April 23, 1997
              Harry W. Margolis          Directors and
                                    Chief Executive Officer

          /S/ George P. McGraw             President             April 23, 1997
              George P. McGraw   (Principal Operating Officer)


          /S/ Cheri L. White       Vice President - Finance      April 23, 1997
              Cheri L. White      and Chief Financial Officer
                                   (Principal Financial and
                                      Accounting Officer)


          /S/ Dana E. Margolis       Secretary, Treasurer        April 23, 1997
              Dana E. Margolis           and Director


          /S/ Cesar L. Alvarez             Director              April 23, 1997
              Cesar L. Alvarez



          /S/ Kenneth R. Nicholas          Director               April 23, 1997
              Kenneth R. Nicholas



          /S/ Gerald  D. Harris            Director               April 23, 1997
              Gerald D. Harris

                                                                 EXHIBIT 11.1
                                     COMPUTRAC, INC.
             COMPUTATION OF EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
                                                           Year Ended January 31,
                                                           1997            1996
          NET (LOSS) INCOME

             Net (loss) income                         $ (668,205)   $      664,117

          PRIMARY

             Weighted average number of shares
             outstanding                                 6,206,841        6,071,436

             Issuance of common stock                       30,450           68,608

             Common stock equivalents                                        70,120

                                                         6,237,291        6,210,164

             Earnings Per Share:

             Net (loss) income                         $    (0.11)   $         0.11


          FULLY DILUTED

             Weighted average number of shares
             outstanding                                 6,206,841        6,071,436

             Issuance of common stock                       30,450           68,608

             Common stock equivalents                                       135,342

                                                         6,237,291        6,275,386

             Earnings Per Share:

             Net (loss) income                         $    (0.11)   $         0.11


                                     CompuTrac, Inc.

                   Exhibit 23.1 - Consent of Independent Accountants



          We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-40732; 33-40734; 33-02906; 33-07319; 33-61577) of CompuTrac, Inc. of our report dated March 25, 1997 appearing on page 24 of this annual report on Form 10-KSB.




          PRICE WATERHOUSE LLP
          Dallas, Texas
          April 25, 1997

                                     COMPUTRAC, INC.
                                 FINANCIAL DATA SCHEDULE
                                                    Year Ended
                                                 January 31, 1997
          Fiscal Year End                             01/31/97

          Period End                                  01/31/97

          Period Type                                   YEAR

          Cash                                   $         449,304

          Securities                             $       4,334,869

          Receivables                            $         902,683

          Allowances                             $         180,000

          Inventory                                              0

          Current Assets                         $       5,933,651

          PP&E                                   $      13,493,493

          Depreciation                           $       9,975,120

          Total Assets                           $       9,881,922

          Current Liabilities                    $         716,346

          Bonds                                  $         199,561

          Preferred - Mandatory                                  0

          Preferred                                              0

          Common                                 $          69,887

          Other SE                               $       8,896,128

          Total Liabilities and Equity           $       9,881,922

          Sales                                  $         514,830

          Total Revenue                          $       4,648,378

          CGS                                    $         355,730

          Total Costs                            $         652,851

          Other Expenses                         $       4,884,475

          Loss Provision                                         0

          Interest Expense                       $          43,970

          Income - pretax                        $       (668,205)

          Income - tax                                           0

          Income - continuing                    $       (668,205)

          Discontinued                                           0

          Extraordinary                                          0

          Changes                                                0

          Net Income                             $       (668,205)

          EPS - Primary                          $          (0.11)

          EPS Diluted                            $          (0.11)