Form 10QSB
period 1997-04-30
COMPUTRAC INC
filed 1997-06-16
CIK 720507

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

                    For the Quarterly Period Ended April 30, 1997

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

       As of May 31, 1997 there were 6,262,748 shares of the registrant's $.01 par value common stock outstanding.

       Transitional Small Business Disclosure Format (Check  One):    Yes ___
         No  X
        _____________________________________________________________________
        _____________________________________________________________________

                                   CompuTrac, Inc.

                                        INDEX

                           PART I.  FINANCIAL INFORMATION

                                                                 Page No.

       Item 1.        Financial Statements:

                      Consolidated Balance Sheets (unaudited)-
                        April 30, 1997 and January 31, 1997      3-4

                      Consolidated Statements of Operations
                        (unaudited) - Three-month period ended
                        April 30, 1997 and 1996                    5

                      Consolidated Statements of Cash Flows
                        (unaudited) - Three-month period ended
                        April 30, 1997 and 1996                  6-7

                      Notes to Consolidated Financial Statements
                        (unaudited)                                8

       Item 2.        Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations                              9-11



                             PART II. OTHER INFORMATION

       Item 6(a.)     Exhibits                                          12


       Item 6(b.)     Reports on Form 8-K                               12


                      Signatures                                        13
       ______

       Note: Items 1 through 5 of Part II are omitted because they are not applicable.


                                   CompuTrac, Inc.

                       CONSOLIDATED BALANCE SHEETS (unaudited)

                                       ASSETS
                                              April 30,      January 31,
                                                1997            1997
       Current assets:

        Cash and cash equivalents           $    631,551   $     449,304

        Short-term investments                 3,868,881       4,334,869

        Accounts receivable, net of
          allowance of $155,000 and
          $180,000, respectively                 650,929         722,683

        Unbilled revenue                          72,274         122,584

        Other current assets                     391,344         304,211
        Total current assets                   5,614,979       5,933,651


       Property, furniture and
          equipment, net of
          accumulated depreciation
          of $7,778,335 and $7,724,185,
          respectively                         1,920,671       1,881,348

       Capitalized software, net of
          accumulated amortization of
          $2,395,779 and $2,250,935,
          respectively                         1,692,181       1,637,025

       Other assets                              441,293         429,898

       Total assets                         $  9,669,124   $   9,881,922





       See accompanying Notes to Financial Statements (unaudited) and
       Management's Discussion and Analysis of Financial Condition and
       Results of Operations.


                                   CompuTrac, Inc.

                       CONSOLIDATED BALANCE SHEETS (unaudited)

                        LIABILITIES AND SHAREHOLDERS' EQUITY
                                                    April 30,    January 31,
                                                      1997          1997
       Current liabilities:

         Accounts payable                        $     211,087 $     191,349
         Accrued expenses                              233,814       247,424
         Accrued contract completion costs              65,000       110,400
         Deferred systems revenues                     103,795        90,744
         Short-term mortgage note payable               78,259        76,429
         Total current liabilities                     691,955       716,346
         Long-term mortgage note payable               179,296       199,561
         Total liabilities                             871,251       915,907

       Shareholders' equity:

         Preferred stock, $1.00 par value,
          2,000,000 shares authorized, no
          shares issued and outstanding
         Common stock, $.01 par value,
          13,000,000 shares authorized,
          6,988,706 shares issued, respectively         69,887        69,887
         Additional paid-in capital                  9,824,882     9,846,543
         Retained earnings                           1,311,688     1,503,255

       Less:

         Treasury stock, 709,351 and 722,631
          shares, at cost,respectively             (2,408,584)   (2,453,670)
         Total shareholders' equity                  8,797,873     8,966,015
         Total liabilities and shareholders'
          equity                                 $   9,669,124 $   9,881,922




       See accompanying Notes to Financial Statements (unaudited) and
       Management's Discussion and Analysis of Financial Condition and
       Results of Operations.

                                   CompuTrac, Inc.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                                                       Three-month period
                                                         ended April 30,
                                                      1997           1996

       Operating revenues:
         System sales                             $   143,010    $    119,823
         Services and support                         970,334       1,054,326
                                                    1,113,344       1,174,149
       Costs and expenses:
         Cost of system sales                          77,746          84,447
         Cost of services and support                  71,175          72,028
         Operating expenses                           270,940         337,160
         Selling, general and administrative
           expenses                                   719,893         562,944
         Amortization of capitalized software         144,844          84,000
         Software research and development costs       86,909          88,000
                                                    1,371,507       1,228,579

       Operating (loss) income                      (258,163)        (54,430)
       Interest income, net                            66,595          55,596
       Income before income taxes                   (191,568)           1,166
       Income tax benefit                                   0               0
       Net income                                 $ (191,568)    $      1,166

       Net income per common share                $     (.03)    $        .00

       Weighted average shares outstanding          6,273,753       6,324,736










       See accompanying Notes to Financial Statements (unaudited) and
       Management's Discussion and Analysis of Financial Condition and
       Results of Operations.

                                   CompuTrac, Inc.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)

                                                     Three-month period
                                                       ended April 30,
                                                     1997           1996
       Cash flows from operating activities:

          Net income                             $ (191,568)    $    1,166

          Adjustments to reconcile net income to
           net cash provided by operating
           activities:

          Depreciation of property, furniture
            and equipment                            110,770       136,655

          Amortization of capitalized software
            costs                                    144,844        84,000

          Changes in assets and liabilities:

           Accounts receivable                        71,754       177,800
           Unbilled revenue                           50,310       115,678
           Other current assets                     (87,133)      (83,106)
           Accounts payable and accrued             (39,272)     (135,302)
           expenses
           Deferred systems revenues                  13,051      (17,849)
          Net cash provided by operating
            activities                                72,756       279,042









       See accompanying Notes to Financial Statements (unaudited) and
       Management's Discussion and Analysis of Financial Condition and
       Results of Operation.

                                   CompuTrac, Inc.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                     (unaudited)

                                                        Three-month period
                                                         ended April 30,
                                                       1997           1996
       Cash flows from investing activities:

           Additions to property, furniture and
             equipment                             $ (150,093)   $  (127,804)
           Additions  to capitalized software        (200,000)      (204,528)
           Sale (purchase) of certificates of
             deposit                                    96,000       (24,000)
           Sale (purchase) of U.S. Treasury Bills      369,988       (45,115)
           Additions to other assets                  (11,395)        (8,606)
           Net cash provided by (used in)
             investing activities                      104,500      (410,053)

       Cash flows from financing activities:

           Issuance of common stock from treasury       23,425         30,842
           Payments of mortgage note payable          (18,435)       (14,989)
           Other                                             1          (602)
           Net cash provided by financing
             activities                                  4,991         15,251
           Net increase (decrease) in cash             182,247      (115,760)


           Cash and cash equivalents at beginning
             of period                                 449,304        807,965

           Cash and cash equivalents at end of
             period                                $   631,551   $    692,205

           Supplemental disclosures of cash flow
             information:
             Interest expense paid                 $     6,445   $      9,860





       See accompanying Notes to Financial Statements (unaudited) and
       Management's Discussion and Analysis of Financial Condition and
       Results of Operation.

                                CompuTrac, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



       (1) The unaudited consolidated financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company's financial position, the changes in its financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's consolidated financial statements and notes thereto included on pages 11 through 23 of the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1997. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1997 has been omitted. The results of operations for the three-month period ended April 30, 1997 are not necessarily indicative of results for the entire year ending January 31, 1998.

       (2) The Company capitalizes software production costs and the costs incurred in testing new or significantly enhanced software products in accordance with the provisions of Statement of Financial Accounting Standards No. 86, _Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed_.

       (3) Included in accrued expenses at April 30, 1997 are sales taxes totaling $60,000.

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

                                   CompuTrac, Inc.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS



       Results of Consolidated Operations

            This   Form   10-QSB   contains   historical   information   and
       forward-looking statements. Statements looking forward in time are included in this Form 10-QSB pursuant to the _safe harbor_ provision of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties including, but not limited to, the timely availability of new products, market acceptance of the Company's new products and products under development, the impact of competing products and pricing, and quarterly fluctuations in operating results. The Company's actual results in future periods may be materially different from any  future performance suggested herein.
        In the  context of the  forward-looking information provided  in this
       Form 10-QSB, please  refer to the discussion of  risk factors detailed in, as well as the other information contained in, the Company's Form 10-KSB and the Company's other filings with the Securities and Exchange Commission.

            Total revenues from operations declined $60,805, or 5%, from $1,174,149 for the quarter ended April 30, 1996 to $1,113,344 for the quarter ended April 30, 1997. System sales revenues increased $23,187, or 19%, from $119,823 for the quarter ended April 30, 1996 to $143,010 for the quarter ended April 30, 1997. System sales for both quarters were primarily comprised of sales of hardware, CompuTrac software, and various other third party software products the Company is authorized to resell to its clients. Sales of the Company's Dimension time and billing product have been minimal in the Company's first fiscal quarter of fiscal year 1998. The Company attributes the lack of Dimension sales in its first fiscal quarter to a delay in providing a fully integrated general ledger product to the Dimension time and billing system. The Company is currently in the process of completing work to integrate its Dimension time and billing product with third party software that will allow for full integration with accounts payable and general ledger software products the Company is authorized to resell. The Company anticipates release of the integrated system in the Company's second quarter of the current fiscal year and believes that sales of the Dimension time and billing product will improve with completion  of the integrated functionality.
        Although  the  Company believes  that  completion  of the  integrated product to  the Dimension time  and billing system  will significantly improve Dimension sales, there can be no assurance that the new Dimension products will successfully compete with competitive products or that the Company's revenues or results of operations will improve in future periods with the introduction of the Dimension product line.

            Services and support revenues decreased $83,992, or 8%, from $1,054,326 for the quarter ended April 30, 1996 to $970,334 for the
       current quarter.   The  decrease  in services  and  support
       revenues relates primarily to reduced maintenance revenues associated with maintenance contract cancellations initiated by clients opting to continue maintenance on a _time and materials_ basis only. Reduced training, support, custom programming and installation service revenues also contributed to the decrease in service and support revenues due to fewer new system sales and upgrade activities, which normally produce additional service-related revenue for the Company.

            Costs of system sales as a percentage of system sales revenue decreased 16%, from 70% for the quarter ended April 30, 1996 to 54% for the quarter ended April 30, 1997 due to increased sales of Company software in the current quarter compared to the prior comparable quarter. Cost of services and support as a percentage of services and support revenues remained unchanged at 7% for both fiscal quarters. Costs of services and support is primarily comprised of personnel costs directly associated with the performance of client services and certain third party costs associated with maintenance revenue included in services and support revenue.

            Operating   expenses   decreased    $66,220,   or   20%,   from
       $337,160 for the quarter ended April 30, 1996 to $270,940 for the quarter ended April 30, 1997. The decrease in operating expenses relates primarily to the release of prior period accruals associated with client software projects completed in the current fiscal quarter. Selling, general and administrative expenses increased $156,949, or 28%, from $562,944 for the quarter ended April 30, 1996 to $719,893 for the quarter ended April 30, 1997. This increase relates to staff additions associated with Dimension sales and marketing activities in addition to increased advertising in regional and national law journals and publications.

            Amortization  of  capitalized  software   costs  increased  72%,
       or  $60,844,  from   $84,000  at  April 30, 1996  to $144,844 at April
       30,  1997.   The  increase  in  amortization  expense  is due  to  the
       recognition of approximately $93,000 in amortization expense associated with capitalized Dimension software production costs, offset by approximately $32,000 in decreased amortization expense associated with fully amortized software products. Software research and development costs decreased a nominal 1%, from $88,000 for the quarter ended April 30, 1996 to $86,909 for the quarter ended April 30, 1997.

            Interest   income,  net   increased   $10,999,  or   20%,   from
       $55,596 for the quarter ended April 30, 1996 to $66,595 for the quarter ended April 30, 1997. Interest income at April 30, 1997 was
       comprised   of   $73,040   in   interest   income   and   $6,445   in
       interest expense. Interest income at April 30, 1996 was comprised of $65,456 in interest income and $9,860 in interest expense. For both fiscal periods, interest income was primarily comprised of interest earned on short-term investments and interest expense was primarily comprised of interest paid on the Company's corporate facility mortgage note.

            The Company reported a net loss for the quarter of $191,568 versus net income of $1,166 for the prior comparable quarter. This decrease is reflective of reduced operating revenues from system sales, services and support coupled with increased expenses associated with Dimension marketing and advertising activities.

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

       Liquidity and Capital Resources

            Net cash provided by operating activities was $72,756 for the quarter ended April 30, 1997 compared with $279,042 at January 31, 1997. The change in the Company's operating cash flows position is primarily due to decreased sales activities during the current quarter coupled with increased expenses associated with Dimension-related marketing and advertising costs. Cash provided by investing activities for the current quarter was $104,500 as compared with
       $410,053  used  in   investing  activities  at  January   31,  1997.
       Investments in the current quarter were primarily for purchases of property, furniture and equipment and capitalized software costs totaling $350,093. In addition, approximately $466,000 of available investment funds were sold to satisfy anticipated working capital needs. Cash flows from financing activities for both periods consisted of cash receipts obtained from employee common stock purchases and cash disbursements made on the Company's mortgage note payable.

            As of April 30, 1997, the Company had cash, cash equivalent and short-term investments of $4,500,432, compared to $4,784,173 at January 31, 1997, and working capital of $4,923,024 compared to working capital of $5,217,305 at January 31, 1997.

                             PART II. OTHER INFORMATION


       Items 1 through 5 are not applicable.

       Item 6(a): Exhibits

       Exhibit 11 (Pg. 14) - Calculation of weighted average number of common shares outstanding during the three-month period ended April 30, 1997 and 1996.

       Item 6(b): Reports on Form 8-K

       No reports on Form 8-K have been filed during the quarter ended April 30, 1997.

                                CompuTrac, Inc.

                                   SIGNATURES



            In accordance with the requirements of the Securities Exchange Act of 1934, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


       Date:  June 14, 1997

                                     /S/  CompuTrac, Inc.

                                            (Issuer)


                                     /S/  Harry W. Margolis

                                           Harry W. Margolis
                                         Chief Executive Officer
                                     (Principal Executive Officer)


                                     /S/  George P. McGraw
                                         George P. McGraw
                                             President
                                     (Principal Operating Officer)


                                     /S/  Cheri L. White

                                          Cheri L. White
                                     Vice President of Finance and
                                         Chief Financial Officer

                                                                   EXHIBIT 11
                                   CompuTrac, Inc.

           COMPUTATION OF EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
                                                  1997           1996
       Net (loss) income                       $(191,568)       $1,166

       Primary Calculation

       Three-month period ended April 30:

             Shares issued and outstanding at
               beginning of period               6,266,075     6,206,841

             Issuance of common stock                7,678         7,652

             Common stock equivalents                            110,243

             Primary weighted average
               number of shares outstanding      6,273,753     6,324,736

             Earnings Per Share:

             Net (loss) income                     $ (.03)        $  .00

       Fully Diluted Calculation

       Three-month period ended April 30:

             Shares issued and outstanding at
               beginning of period               6,266,075     6,206,841

             Issuance of common stock                7,678         7,652

             Common stock equivalents                            168,994

             Fully diluted weighted
               average number of shares          6,273,753     6,383,487
               outstanding

             Earnings Per Share:

             Net (loss) income                     $ (.03)        $  .00
