Form 10QSB
period 1997-07-31
COMPUTRAC INC
filed 1997-09-12
CIK 720507

______________________________________________________________________
       ______________________________________________________________________

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                  ________________

                                     FORM 10-QSB

       [X]           Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

                    For the Quarterly Period Ended July 31, 1997

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

       As of August 29, 1997 there were 6,309,683 shares of the registrant's $.01 par value common stock outstanding.

       Transitional Small Business Disclosure Format (Check One):
       Yes ___   No  X

       ______________________________________________________________________
       ______________________________________________________________________

                                   CompuTrac, Inc.

                                        INDEX

                           PART I.  FINANCIAL INFORMATION

                                                                 Page No.

       Item 1.        Financial Statements:

                      Consolidated Balance Sheets
                      (unaudited) - July 31, 1997 and
                      January 31, 1997                              3-4

                      Consolidated Statements of Operations
                       (unaudited) - Three-month and six-month
                       periods ended July 31, 1997 and 1996          5

                      Consolidated Statements of Cash Flows
                       (unaudited) - Six-month period ended
                       July 31, 1997 and 1996                       6-7

                      Notes to Consolidated Financial Statements
                       (unaudited)                                   8

       Item 2.        Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations                                   9-11

       Item 3. Exhibit I - Annual Report to Shareholders for the fiscal year ended January 31, 1997


                             PART II. OTHER INFORMATION

       Item 4.        Submission of Matters to a Vote of Security
                        Holders                                      12

       Item 6(a) Exhibits                                            12


       Item 6(b) Reports on Form 8-K                                 12


                 Signatures                                          13
       ______

       Note: Items 1 through 3 and Item 5 of Part II are omitted because they are not applicable.

                                   CompuTrac, Inc.

                       CONSOLIDATED BALANCE SHEETS (unaudited)

                                       ASSETS

                                               July 31,     January 31,
                                                 1997          1997
       Current assets:

        Cash and cash equivalents               $ 698,933   $   449,304

        Short-term investments                  3,727,097     4,334,869

        Accounts receivable, net of
         allowance of $155,000
          and $180,000, respectively              593,944       722,683

        Unbilled revenue                           70,042       122,584

        Other current assets
                                                  334,812       304,211
          Total current assets                  5,424,828     5,933,651


       Property, furniture and equipment,
          net of accumulated depreciation of
          $7,889,858 and $7,724,185,
          respectively                          1,864,708     1,881,348

       Capitalized software, net of
          Accumulated amortization of
          $2,539,791 and $2,250,935,
          Respectively                          1,748,169     1,637,025

       Other assets                               451,294       429,898
       Total assets                           $ 9,488,999   $ 9,881,922





       See accompanying Notes to Financial Statements (unaudited) and
       Management's Discussion and Analysis of Financial Condition and
       Results of Operations.


                                   CompuTrac, Inc.

                       CONSOLIDATED BALANCE SHEETS (unaudited)

                        LIABILITIES AND SHAREHOLDERS' EQUITY
                                                      July 31,    January 31,
                                                        1997          1997

       Current liabilities:

         Accounts payable                            $   183,226    $  191,349
         Accrued expenses                                216,039       247,424
         Accrued contract completion costs                60,000       110,400
         Deferred systems revenues                        86,694        90,744
         Short-term portion of mortgage note payable      80,132        76,429
          Total current liabilities                      626,091       716,346
         Long-term portion of mortgage note payable      158,547       199,561
          Total liabilities                              784,638       915,907

       Shareholders' equity:

         Preferred stock, $1.00 par value, 2,000,000
          shares authorized, no shares issued and
          outstanding
         Common stock, $.01 par value, 13,000,000
          shares authorized, 6,988,706 shares
          issued, respectively                            69,887        69,887
         Additional paid-in capital                    9,770,808     9,846,543
         Retained earnings                             1,183,847     1,503,255


         Less:  treasury stock, 683,312 and 722,631
         shares, respectively                        (2,320,181)   (2,453,670)
         Total shareholders' equity                    8,704,361     8,966,015
         Total liabilities and shareholders' equity  $ 9,488,999   $ 9,881,922






       See accompanying Notes to Financial Statements (unaudited) and
       Management's Discussion and Analysis of Financial Condition and
       Results of Operations.

                                   CompuTrac, Inc.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (unaudited)
                                         Three-month period      Six-month period
                                           Ended July 31,         ended July 31,
                                          1997       1996        1997        1996
       Operating revenues:

         System sales                   $ 570,604   $ 225,008  $ 713,614   $ 344,831
         Services and support           1,027,247   1,053,258  1,997,581   2,107,584
                                        1,597,851   1,278,266  2,711,195   2,452,415

       Costs and expenses:

         Cost of system sales             447,908     167,317    525,654     251,764
         Cost of services and support      80,160      76,126    151,335     148,154
         Operating expenses               313,974     485,628    584,914     822,789
         Selling, general and
         administrative expenses          710,026     683,155  1,429,918   1,246,098
         Amortization of capitalized
         software                         144,012      81,983    288,856     165,983
         Software research and
         development costs                 88,963     100,532    175,872     188,532
                                        1,785,043   1,594,741  3,156,549   2,823,320

       Operating loss                   (187,192)   (316,475)  (445,354)   (370,905)
       Interest income, net                59,351      40,107    125,946      95,703
       Loss before income taxes         (127,841)   (276,368)  (319,408)   (275,202)
       Income taxes                        -           -           -          -
       Net loss                        $(127,841)  $(276,368) $(319,408)  $(275,202)


       Net loss per common share        $  (0.02)   $  (0.04)  $  (0.05)   $  (0.04)

       Weighted average shares
       outstanding                      6,299,288   6,231,922  6,286,732   6,223,009







       See accompanying Notes to Financial Statements (unaudited) and Management's
       Discussion and Analysis of Financial Condition and Results of Operations.

                                   CompuTrac, Inc.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)
                                                           Six-month period
                                                            ended July 31,
                                                           1997         1996
       Cash flows from operating activities:

          Net loss                                      $(319,408)   $(275,202)

          Adjustments to reconcile net loss to net cash provided by operating activities:

           Depreciation of property, furniture and
           equipment                                       222,293      478,125

           Amortization of capitalized software costs      288,856      165,983


          Changes in assets and liabilities:

           Accounts receivable                             128,739      196,389
           Unbilled revenue                                 52,542      140,241
           Other current assets                           (30,601)     (77,731)
           Accounts payable and accrued expenses          (89,908)       71,925
           Deferred systems revenues                       (4,050)     (23,313)
          Net cash provided by operating activities      $ 248,463    $ 676,417














       See accompanying Notes to Financial Statements (unaudited) and
       Management's Discussion and Analysis of Financial Condition and Results of Operation.

                                   CompuTrac, Inc.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                     (unaudited)
                                                             Six-month period
                                                              ended July 31,
                                                            1997          1996
       Cash flows from investing activities:

           Additions to property, furniture and
           equipment                                     $(205,653)    $(267,538)
           Additions  to capitalized software             (400,000)     (404,528)
           Sale (purchase) of certificates of deposit       282,000     (164,976)
           Sale (purchase) of U.S. Treasury Bills           325,772      (84,341)
           Additions to other assets                       (21,396)      (21,319)
           Other                                              -             8,366
           Net cash used in investing activities           (19,277)     (934,336)

       Cash flows from financing activities:

           Issuance of common stock from treasury            57,754        45,655
           Payments of mortgage note payable               (37,311)      (32,161)
           Net cash provided by financing activities         20,443        13,494

           Net increase (decrease) in cash                  249,629     (244,425)


           Cash and cash equivalents at beginning of
           period                                           449,304       807,965

           Cash and cash equivalents at end of period    $  698,933   $   563,540

           Supplemental disclosures of cash flow
           information:
             Interest expense paid                        $  12,431   $    19,692








       See accompanying Notes to Financial Statements (unaudited) and
       Management's Discussion and Analysis of Financial Condition and Results of
       Operation.

                                CompuTrac, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



       (1) The unaudited consolidated financial information furnished herein reflects all adjustments which in the opinion of management are necessary to fairly state the Company's financial position, the changes in its financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's consolidated financial statements and notes thereto included on pages 15 through 23 of the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1997. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure which would substantially duplicate the disclosure contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1997 has been omitted. The results of operations for the three and six-month periods ended July 31, 1997 are not necessarily indicative of results for the entire year ending January 31, 1998.

       (2) The Company capitalizes software production costs and the costs incurred in testing new or significantly enhanced software products in accordance with the provisions of Statement of Financial Accounting Standards No. 86, _Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed_.

       (3) Included in accrued expenses at July 31, 1997 are sales taxes totaling $60,000.

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

            Total reve nues from operation s i ncreased $319,5 85, or 25%, from $ 1,278,266 fo r the quarte r ended July 31, 1996 to $1,59 7,851 for the curr ent compa rable qua rter. For the six month period ended July 31, 1997, operating revenues increased $258,780, or 11%, from
       $2,452,415 at  July 31, 1996 to  $2,711,195 at July 31,  1997.    System
       sales revenues increased $345,596, or 154%, from $225,008 for the quarter ended July 31, 1996 to $570,604 for the current comparable quarter. System sales for all periods presented were primarily comprised of upgrade sales, sales of hardware, software and various other third party software products the Company is authorized to resell to its clients. To date, sales of the Company's Dimension software product have been minimal. In July 1997, the Company announced completion of version 2.1 of its Dimension time and billing system, offering full integration with general ledger and accounts payable modules, a data import program and custom report writer utility. With the completion of the integrated product, coupled with the Company's current efforts aimed at reevaluating its Dimension sales and marketing activities, the Company believes that Dimension revenues will begin to improve with the anticipated realignment in sales and marketing strategies. Although Dimension product demonstrations have received favorable response from attendees at recent conventions and tradeshows, there can be no assurance that the new Dimension products will successfully compete with competitive products or that the Company's revenues or results of operations will improve in future periods with the introduction of the Dimension product line.

            Servic es and s upport re venues de creased a nominal $26 ,011, or 2%, from $1,053,25 8 for the quart er e nded July 31, 1996 to $1,027 ,247 for t he quarter ended J uly 31, 1997. For the six month period, services and support revenues decreased $110,003, or 5%, from $2,107,584 at July 31, 1996 to $1,997,581 at July 31, 1997. The
       decrease in services and support revenues relates primarily to reduced maintenance revenues associated with maintenance contract cancellations initiated by clients opting to continue maintenance on a _time and materials_ basis only. In addition, overall reduced services and support revenues are reflective of diminished new sales activities for the first half of the current fiscal year.

            Costs of system sales as a percentage of system sales revenue rose from 74% for the quarter ended July 31, 1996 to 78% for the quarter ended July 31, 1997 due primarily to reduced volume discounts from the Company's supplier of hardware components. Cost of services and support as a percentage of services and support revenues was 8% for the three month period ended July 31, 1997 compared with 7% for the quarter ended

       July 31, 1996. Cost of services and support is primarily comprised of personnel costs directly associated with the performance of client services, and certain third party costs associated with maintenance revenue included in services and support revenue.

            Operating expenses for the three months ended July 31, 1997 decreased $171,654, or 35%, from $485,628 at July 31, 1996 to $313,974 at July 31, 1997. The decrease in operating expenses for the three month and s ix month p eriods endi ng July 31 , 1997 and 1996 prim arily relate s to a one-t ime char ge recorded at July 31, 1996 of approximately $200,000 to reflect management's estimate of reduced computer equipment residual values on older or obsolete equipment. This decrease is partially offset by marginal increases in operating salary expense in the current period. Selling, general and administrative expenses increased a nominal $26,871, or 4%, from $683,155 for the three months ended July 31, 1996 to $710,026 for the three months ended July 31, 1997. For the six month period, selling, general and administrative expenses increased $183,820, or 15%, from $1,246,098 at July 31, 1996 to $1,429,918 at July 31, 1997. The increase in selling, general and administrative expenses is primarily a result of increases in Dimension advertising and marketing activities and other miscellaneous expenses associated with the Company's current business activities.

            Amortization of capitalized software increased $62,029, or 76%, from $81,983 for the quarter ended July 31, 1996 to $144,012 for the quarter ended July 31, 1997. The increase in amortization expense is primarily due to the recognition of approximately $93,000 in amortization expense associated with capitalized Dimension software production costs, off-set by approximately $31,000 in decreased amortization expense  associated with fully amortized  software products.
        Software research and  development costs for the three  months decreased
       $11,569, or 12%,  from $100,532 at July 31,  1996 to $88,963 at  July 31,
       1997. For the six month period, software research and development costs decreased $12,660, or 7%, from $188,532 at July 31, 1996 to $175,872 at
       July 31, 1997.

            Interest  income increased  $19,244, or  48%, from  $40,107 for  the
       three months ended  July 31, 1996 to  $59,351  for   the  three   months
       ended July 31, 1997. Interest income for the quarter ended July 31, 1996 was comprised of $64,255 in interest income and $24,148 in interest expense. Interest income for the quarter ended July 31, 1997 is comprised of $65,337 in interest income and $5,986 in interest expense.

            The Company reported a net loss of $127,841 for the quarter ended July 31, 1997 versus a net loss of $276,368 for the quarter ended July 31, 1996. For the six month period, the Company reported a net loss of $319,408 at July 31, 1997 versus a net loss of $275,202 at July 31, 1996. Although the Company experienced an increase in operating revenues for the three and six month periods ending July 31, 1997, this increase was more than offset by increased expenses associated with the Company's Dimension sales and marketing efforts.

       Recent Accounting Pronouncements

            In  February  1997, Statement of  Financial Accounting Standards
       No. 1 28, _Earnings per Share_ (FAS 128) was issued. FAS 128 specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or poten-tial common stock. FAS 128 simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15,
       _Earnings per Share_ (APB  15) and  makes  them  comparable  to   intern-
       ational EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and dilutive EPS on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the dilutive EPS computation. FAS 128 is effective for financial statements issued for periods ending after

       December 15, 1997, including interim periods; earlier application is not permitted. FAS 128 requires restatement of all prior-period EPS data presented. The Company plans to adopt FAS 128 in its financial statements as of and for the year ended January 31, 1998.

       Fluctuations in Interim Period Operating Results

            Management believes that, historically, interim  results and period-
       to-period comparisons have been neither predictable nor an accurate measure of the annual performance of the Company. The Company has experienced  and  expects  to  continue  to  experience  period-to-period fluctuations in systems sales, revenues and net income. Recent operating revenues of the Company have primarily been derived from services and support revenues. Fluctuations in system sales revenues have historically resulted from the revenues of the Company being generated principally by the sale of a small number of relatively expensive systems, as well as the policy of the Company of recognizing revenue upon delivery of the hardware, delivery and acceptance of the software, the equipment availability of hardware from the Company's hardware supplier, and the desire of the customer to accelerate or delay the date of delivery. These factors tend to distort the operating results of an interim period. Additionally, sales have not occurred or been recognized evenly throughout the fiscal year or any interim period, thus making meaningful interim period comparisons difficult. These fluctuations may also have a significant impact on profitability in any interim period as a result of the relatively fixed nature of operating costs and selling, general and administrative expenses.

       Liquidity and Capital Resources

            The Company's financial position remains strong with cash, cash equivalents and short-term investments of $4.4 million, or 47% of total assets at July 31, 1997, compared to $5.5 million, or 51%, of total assets at July 31, 1996. Net ca sh provided by operat ing activi ties de creased 63%, or $4 27,954, from $676,417 at July 31, 1996 to $248,463 at July 31, 1997. Although the Company experienced an 11% increase in operating revenues between the July 31, 1996 six month period and the July 31, 1997 six month period, the gross margin on operating revenues dropped from 84% for the six month period ended July 31, 1996 to 75% for the six month period ended July 31, 1997. This fluctuation was primarily a result of increased costs associated with reduced volume discounts from the Company's supplier of hardware. In addition, increased costs associated with the Company's Dimension product marketing efforts further contributed to the decrease in cash provided by operating activities. Liquidity was further reduced by capital expenditures of $205,653 and by capitalized software development expenditures of $400,000. The sale of $607,772 in available investment funds was made to satisfy short-term working capital needs. Cash flows from financing activities for both periods consisted of cash receipts obtained from employee common stock purchases and cash disbursements made on the Company's mortgage note payable. The Company anticipates significant expenditures to continue for the remainder of fiscal year 1998 in the areas of development, sales, marketing and support of its Dimension software products.

                              PART II. OTHER INFORMATION

       Items 1 through 3 are not applicable.

       Item 4. Submission of Matters to a Vote of Security Holders

            The Annual Meeting of Stockholders of CompuTrac, Inc. was held on July 15, 1997. The record date for stockholders entitled to notice of, and to vote at, the meeting was May 28, 1997. The purpose of the meeting was to elect five directors for the ensuing year and to transact such other business as might properly come before the meeting or any adjournment thereof.

            At the meeting, the following matters were submitted to and approved by the shareholders:

            (1) The stockholders elected the persons set forth in the table below to serve as directors of the Company until the next Annual Meeting of Stockholders and until their successors have been elected and qualified:

             Nominee             Votes For     Votes Withheld

           Harry W. Margolis    5,564,980          2,100

           Dana E. Margolis     5,563,480          3,600

           Cesar L. Alvarez     5,562,880          4,200

         Kenneth R. Nicholas    5,562,880          4,200

           Gerald D. Harris     5,562,880          4,200


            (2) The stockholders approved and ratified the Company's 1990 Stock Option Plan, as amended to increase from 500,000 to 800,000 the aggregate number of shares of Common Stock that may be issued thereunder. The shares at the Annual Meeting on this proposal were voted as follows:

               Votes for:     5,096,462
               Votes Against:   197,376
               Abstentions:      31,300
               Non-Votes        241,942

            There being no other matters presented for a vote, the meeting was duly adjourned.

       Item 5 is not applicable.

       Item 6(a): Exhibits

            Exhibit 11 (Page 14-15) - Computation of Earnings per Common and Common Equivalent Share during the three-month and six-month periods ended July 31, 1997 and 1996.

       Item 6(b): Reports on Form 8-K

            No reports on form 8-K have been filed during the quarter ended July 31, 1997.

                                   CompuTrac, Inc.

                                     SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


       Date:  September 12, 1997

                            /s/    CompuTrac, Inc.
                                     (Registrant)


                            /s/    Harry W. Margolis
                                  Harry W. Margolis
                               Chief Executive Officer
                            (Principal Executive Officer)


                            /s/    George P. McGraw
                                George P. McGraw
                                      President
                            (Principal Operating Officer)


                          /s/    Cheri L. White
                                   Cheri L. White
                            Vice President of Finance and
                               Chief Financial Officer

                                                                 EXHIBIT 11.1
                                   CompuTrac, Inc.

                          COMPUTATION OF EARNINGS PER COMMON AND
                               COMMON EQUIVALENT SHARE
                                                     1997            1996
       Primary Calculation

       Three-month period ended:

       July 31,

             Net loss                              $(127,841)      $(276,368)

             Shares issued and outstanding at
              beginning of period                   6,279,355       6,223,368
             Issuance of common stock                                   8,554
                                                       19,933
             Primary weighted average number of
              shares outstanding                    6,299,288       6,231,922

             Earnings Per Share:

             Net loss                               $   (.02)      $    (.04)


       Six-month period ended:

       July 31,

             Net loss                              $(319,408)      $(275,202)

             Shares issued and outstanding at
              beginning of period                   6,266,075       6,206,841
             Issuance of common stock                  20,657          16,168
             Primary weighted average
              number of shares outstanding          6,286,732       6,223,009

             Earnings Per Share:

             Net loss                               $   (.05)      $    (.04)


                                                                 EXHIBIT 11.2
                                   CompuTrac, Inc.

                       COMPUTATION OF EARNINGS PER COMMON AND
                               COMMON EQUIVALENT SHARE
                                                      1997           1996
       Fully Diluted Calculation

       Three-month period ended:

       July 31,

             Net loss                              $(127,841)      $(276,368)

             Shares issued and outstanding at
              beginning of period                   6,279,355       6,223,368
             Issuance of common stock                  19,933           8,554
             Fully diluted weighted average number
              of shares outstanding                 6,299,288       6,231,922

             Earnings Per Share:

             Net loss                               $   (.02)      $    (.04)


       Six-month period ended:

       July 31,

             Net loss                              $(319,408)      $(275,202)

             Shares issued and outstanding at
              beginning of period                   6,266,075       6,206,841
             Issuance of common stock                  20,657          16,168
             Fully diluted weighted average number
              of shares outstanding                 6,286,732       6,223,009

             Earnings Per Share:

             Net loss                               $   (.05)      $    (.04)
