Form 10QSB
period 1997-10-31
COMPUTRAC INC
filed 1997-12-12
CIK 720507

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                   ________________

                                     FORM 10-QSB

        [X]           Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                   For the Quarterly Period Ended October 31, 1997

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

        As  of  December  10,  1997  there  were  6,324,024  shares  of   the
        registrant's $.01 par value common stock outstanding.

        Transitional Small Business Disclosure Format (Check One):    Yes ___
          No  X

                                   CompuTrac, Inc.

                                        INDEX

                           PART I.  FINANCIAL INFORMATION

                                                                  Page No.

        Item 1.        Financial Statements:

                    Consolidated Balance Sheets (unaudited)  -
                      October 31, 1997 and January 31, 1997              3-4

                    Consolidated Statements of Operations (unaudited) -
                      Three-month and nine-month periods ended
                       October 31, 1997 and 1996                         5

                    Consolidated Statements of Cash Flows (unaudited) -
                      Nine-month period ended October 31, 1997 and 1996  6-7

                      Notes to Consolidated Financial Statements
                        (unaudited)                                        8

        Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations        9-12

        Item 3. Exhibit I - Annual Report to Shareholders for the fiscal year ended January 31, 1997

                             PART II. OTHER INFORMATION

        Item 6(a) Exhibits                                               12


        Item 6(b) Reports on Form 8-K                                    12


                  Signatures                                             13
        ______

        Note: Items 1 through 5 of Part II are omitted because they are not applicable.

                                   CompuTrac, Inc.

                       CONSOLIDATED BALANCE SHEETS (unaudited)

                                       ASSETS
                                                  October 31,    January 31,
                                                     1997           1997
        Current assets:

         Cash and cash equivalents                 $  229,742       $ 449,304


         Short-term investments                     3,762,388       4,334,869





         Accounts receivable, net of allowance
          of $155,000 and $180,000, respectively      612,353         722,683

         Unbilled revenue                              66,967         122,584

         Other current assets                         338,085         304,211
          Total current assets                      5,009,535       5,933,651


        Property, furniture and equipment, net of
          accumulated Depreciation of $7,988,216
          and $7,724,185, respectively              1,821,183       1,881,348

        Capitalized software, net of accumulated
          Amortization of $2,660,937 and
          $2,250,935, respectively                  1,794,842       1,637,025

        Other assets                                  462,533         429,898
        Total assets                              $ 9,088,093    $  9,881,922








        See accompanying Notes to Consolidated Financial Statements (unaudited) and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                   CompuTrac, Inc.

                       CONSOLIDATED BALANCE SHEETS (unaudited)

                        LIABILITIES AND SHAREHOLDERS' EQUITY
                                                     October 31,  January 31,
                                                         1997         1997

        Current liabilities:

         Accounts payable                             $  124,861   $  191,349
         Accrued expenses
                                                         235,436      247,424
         Accrued contract completion costs                60,000      110,400
         Deferred systems revenues                        79,294       90,744
         Short-term portion of mortgage note payable      82,051       76,429
           Total current liabilities                     581,642      716,346
         Long-term portion of mortgage note payable      137,301      199,561
           Total liabilities                             718,943      915,907

        Shareholders' equity:

         Preferred stock, $1.00 par value, 2,000,000
           shares authorized, no shares issued and
           outstanding
         Common stock, $.01 par value, 13,000,000
           shares authorized, 6,988,706 shares
           issued, respectively                           69,887       69,887
         Additional paid-in capital                    9,745,188    9,846,543
         Retained earnings                               835,380    1,503,255
                                                      10,650,455   11,419,685

         Less:  treasury stock, 671,861 and 722,631
         shares, respectively                        (2,281,305)  (2,453,670)
         Total shareholders' equity                    8,369,150    8,966,015
         Total liabilities and shareholders' equity   $9,088,093   $9,881,922





        See accompanying Notes to Consolidated Financial Statements (unaudited) and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                   CompuTrac, Inc.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (unaudited)
                                        Three-month period     Nine-month period
                                        ended October 31,      ended October 31,
                                         1997       1996        1997       1996
        Operating revenues:

         System sales                   $129,546   $ 95,751    $843,160   $440,582
         Services and support            962,216  1,065,765   2,959,797  3,173,349
                                       1,091,762  1,161,516   3,802,957  3,613,931

        Costs and expenses:

         Cost of system sales             49,267     56,306     574,921    308,070
         Cost of services and
         support                          72,373     78,395     223,708    226,549
         Operating expenses              315,086    236,862     900,000  1,059,651
         Selling, general and
         administrative expenses         801,132    827,790   2,231,050  2,073,888
         Amortization of
          capitalized software           121,146     81,983     410,002    247,966
         Software research and
          development costs              126,534     98,170     302,406    286,702
                                       1,485,538  1,379,506   4,642,087  4,202,826

        Operating loss                 (393,776)  (217,990)   (839,130)  (588,895)
        Non-operating income              45,309     68,394     171,255    164,097
        Loss before income taxes       (348,467)  (149,596)   (667,875)  (424,798)
        Income taxes                       -          -           -          -
        Net loss                      $(348,467) $(149,596)  $(667,875) $(424,798)


        Net loss per common share      $   (.06)  $   (.02)   $   (.11)  $   (.07)

        Weighted average shares
        outstanding                    6,312,633  6,241,281   6,295,461  6,229,167



        See accompanying Notes to Consolidated Financial Statements (unaudited) and Management's Discussion and Analysis of Financial Condition and
        Results of Operations.

                                   CompuTrac, Inc.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)
                                                    Nine-month period
                                                    ended October 31,
                                                     1997        1996
        Cash flows from operating activities:

          Net loss                                $(667,875)  $(424,798)

          Adjustments to reconcile net loss to
            net cash provided by operating
            activities:

            Depreciation of property, furniture
            and equipment                            264,031
                                                                 615,287

            Amortization of capitalized software
            costs                                    410,002     247,966


          Changes in assets and liabilities:

            Accounts receivable                      110,330     331,802
            Unbilled revenue                          55,617     218,264
            Other current assets                    (33,874)   (111,507)
            Other assets                            (32,635)    (31,910)
            Accounts payable and accrued expenses  (128,875)   (254,640)
            Deferred systems revenues               (11,450)    (32,619)
          Net cash (used in)provided by
          operating activities                     $(34,729)  $ 557,845









        See accompanying Notes to Consolidated Financial Statements (unaudited) and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                   CompuTrac, Inc.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                     (unaudited)
                                                     Nine-month period
                                                     ended October 31,
                                                     1997         1996
        Cash flows from investing activities:

           Additions to property, furniture and   $(260,486)   $(399,962)
           equipment
           Additions  to capitalized software      (567,819)    (604,528)
           Sale of certificates of deposit          282,000      224,000
           Sale (purchase) of U.S. Treasury Bills    290,481     (59,570)
           Sale of fixed assets                       56,620       -
           Other                                         (1)        8,365
           Net cash used in investing activities   (199,205)    (831,695)

        Cash flows from financing activities:

           Issuance of common stock from treasury     71,010       79,386
           Payments of mortgage note payable        (56,638)     (49,743)
           Net cash provided by financing
           activities                                 14,372       29,643

           Net decrease in cash                    (219,562)    (244,207)


           Cash and cash equivalents at beginning
           of period                                 449,304      807,965

           Cash and cash equivalents at end of
            period                                $  229,742   $  563,758



           Supplemental disclosures of cash flow
           information:
             Interest expense paid                $   17,976    $  45,864



        See accompanying Notes to Consolidated Financial Statements (unaudited) and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                 CompuTrac, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



        (1) The unaudited consolidated financial information furnished herein reflects all adjustments which in the opinion of management are necessary to fairly state the Company's financial position, the changes in its financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's consolidated financial statements and notes thereto included on pages 15 through 23 of the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1997. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure which would substantially duplicate the disclosure contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1997 has been omitted. The results of operations for the three and nine-month periods ended October 31, 1997 are not necessarily indicative of results for the entire year ending January 31, 1998.

        (2) The Company capitalizes software production costs incurred in testing new or significantly enhanced software products in accordance with the provisions of Statement of Financial
             Accounting Standards No. 86, _Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed_.

        (3) Included in accrued expenses at October 31, 1997 are sales taxes totaling $60,000.

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

        Results of Consolidated Operations

             Total revenues from operati ons d ecreased $69,754 , or 6%, from $1,161,5 16 for the quar ter ended Octo ber 31, 1996 to $1,091,762 f or the curre nt comparabl e quarter. For the nine month period, oper ating revenu es increase d $189,026, or 5%, f rom $3,613,931 for the nine months ended October 31, 1996 to $3,802,957
        for the current nine month period.   System  sales  revenues increased
         $33,795,  or 35%, from $95,751 for the quarter ended October 31, 1996
        to $129,546 for  the current  comparable quarter.   The  incre ase in
        system sa les in the th ird quar ter was due primarily to Dimension sales activities, which accounted for approximately 17% of system sales in the current quarter. For the nine month period ended October 31, 1997, system sales increased $402,578, or 91%, from $440,582 for the nine months ended October 31, 1996 to $843,160 for the current nine month period. The increase in system sales over the previous nine month period was primarily due to a significant increase in client system upgrades recognized in the current nine month period.

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

             Services   and   s upport   revenu es   decreased  $103,5 49, or
        10%, from  $1,065,7 65 for  the quar ter ended  October  31,  1996 to
        $962,216 for the quarter ended Oc tober 31, 1997. For the nine month per iod, serv ices and support revenues decreased $213,552, or 7%, fro m $3,173,34 9 for the nine month s ended October 31, 1996 to $2,959,797 for the current nine month period. The decrease in services and support revenues relates primarily to reduced maintenance revenues associated with maintenance contract cancellations initiated by clients opting to continue maintenance on a _time and materials_ basis only. In addition, overall reduced services and support revenues are reflective of diminished new sales activities to date in the current fiscal year.

             Costs of system sales as a percentage of system sales revenue decreased from 59% for the quarter ended October 31, 1996 to 38% for the quarter ended October 31, 1997 due primarily to low cost margins associated with the sale of Dimension products in the current three
        month period.   Cost  of services  and su pport  as a  percent age of
        services and sup port revenues wa s 8% for the quarte r ended October 31, 1997 compared with 7% for the quarter ended October 31, 1996. Cost of services and support is primarily comprised of personnel costs directly associated with the performance of client services, and certain third party costs associated with maintenance revenue included in services and support revenue.

             Operating e xpenses in creased $7 8,224, or 33%, fro m $236,862 for the quarter en ded October 31, 1996 to $315,086 for the quarter
        ended October 31,  1997.    Reduced operati ng expen ses reco rded in
        the third quarter o f fiscal year 1997 were pr imarily du e to the recognition of p reviously accr ued operating co sts associated with vario us client contractua l obligati ons. Selling, general and administrative expenses decreased a nominal $26,658, or 3%, from $827,790 for the three months ended October 31, 1996 to $801,132 for the three months ended October 31, 1997. For the nine month period, selling, ge neral and administrati ve expense s increased $157,162, or 8%, from $2,073,888 at October 31, 1996 to $2,231,050 at October
        31, 1997. The overall increase in selling, general and administrative expenses is primarily a result of increases in Dimension advertising and marketing activities and other miscellaneous expenses associated with the Company's current business activities.

             Amortization of capitalized software increased $39,163, or 48%, from $81,983 for the quarter ended October 31, 1996 to $121,146 for the quarter ended October 31, 1997. The increase in amortization expense is primarily due to the recognition of approximately $93,000 in amortization expense associated with capitalized Dimension software production costs, off-set by approximately $54,000 in decreased amortization expense associated with fully amortized software products. Software research and development costs increased $28,364, or 29%, from $98,170 for the quarter ended October 31, 1996 to $126,534 for the quarter ended October 31, 1997. For the nine month period, software research and develo pment cost s increase d $15,704, or 5%, f rom $286,7 02 for t he nine month per iod ended October 31, 1996 to $302,406 for the current comparable nine month period. The increase in software research and development costs primarily relates to costs associated with software products not qualifying for capitalization.

             Non-operatin g income dec reased $23,0 85, or 34%,  from $68,394
        for the  three mont hs ended  October 31, 1996 to $45,309   for  the
        three  months  ended   October  31,  1997.     Non-operating  income
        for the quarter ended October 31, 1996 was comprised of $80,250 in interest income and $11,856 in non-operating expense of which $7,399 was attributable to interest expense. Non-operating income for the quarter ended October 31, 1997 was comprised of $50,854 in interest income and $5,545 in interest expense. The decrease in non-operating income relates to the sale of short term investments to fund current working capital needs.

             The Company reported a net loss of $149,596 for the quarter ended
        October 31, 1996, or $(.02) per share, versus a net loss of $348,467, or $(.06) per share, for the quarter ended October 31, 1997. For the nine month p eriod ended October 3 1, 1996, t he Company reported a net loss of $424,798, or $(. 07) per share, versus a net loss of $667,875, or $(.11) per share for the nine month period ended October
        31,  1997.    Although  the  Company  expe rienced  an   increase  in
        operating revenues for the nine month period ended October 31, 1997, this increase was more than offset by increased expenses associated with the Company's Dimension sales and marketing efforts.

        Recent Accounting Pronouncements

             In February 1997, Statement of Financial Accounting Standards No. 128, _Earnings per Share_ (FAS 128) was issued. FAS 128 specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. FAS 128 simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, _Earnings per Share_ (APB 15) and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and dilutive EPS on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the dilutive EPS computation. FAS 128 is ef fective for financial statements issue d fo r pe riods ending after December 15, 1997, including interim periods; earlier application is not permitted. FAS 128 requires restatement of all prior-period EPS data presented. The Company plans to adopt FAS 128 in its financial statements as of and for the year ended January 31, 1998. Based on current circumstances, the adoption of this pronouncement would not have had a material effect on the January 31, 1997 and 1996 EPS amounts reported. Pro forma basic EPS and pro forma dilutive EPS computed assuming FAS 128 had been adopted are equivalent to the historical amounts reported for primary EPS and dilutive EPS, respectively.

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

        Liquidity and Capital Resources

             The Company 's liquidit y remains strong w ith workin g capital of $4.4 million at October 31, 1997. Net cash used in operating activities was $34,729 at October 31, 1997 compared with cash provided by operating activities of $557,845 for the prior comparable period. The decrease in net cash provided by operating activities results primarily from i ncreased expenses associate d with Dimension marketing and sales efforts. Net cash used in investing activities was $199,205 at October 31, 19 97 compa red to $831,695 at October 31, 1996. During the current nine month period, cash flows from investing activities were comprised of $260,486 in purchases of property, furniture and equipment, as well as $567,819 relating to capitalized software development activities. In addition, $572,481 of available investment funds was used to satisfy current working capital needs during the nine month period. Remaining investments are primarily short-term investments comprised of U.S. Treasury Bills and certificates of deposit. Net cash from financing activities was provided by occasional sales of the Company's stock through various employee benefit plans.


                             PART II. OTHER INFORMATION


        Items 1 through 5 are not applicable.

        Item 6(a): Exhibits

             Exhibit 11 (Page 14-15) - Computation of Earnings per Common and Common Equivalent Share during the three-month and nine-month periods ended October 31, 1997 and 1996.

        Item 6(b): Reports on Form 8-K

             No reports on form 8-K have been filed during the quarter ended October 31, 1997.

                                   CompuTrac, Inc.

                                     SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        Date:  December 11, 1997

                            /s/    CompuTrac, Inc.
                                     (Registrant)


                            /s/    Harry W. Margolis
                                  Harry W. Margolis
                               Chief Executive Officer
                            (Principal Executive Officer)


                            /s/    George P. McGraw
                                George P. McGraw
                                      President
                            (Principal Operating Officer)


                          /s/    Cheri L. White
                                   Cheri L. White
                            Vice President of Finance and
                               Chief Financial Officer



                                                                 EXHIBIT 11.1
                                   CompuTrac, Inc.

           COMPUTATION OF EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

                                                       1997           1996
        Primary Calculation

        Three-month period ended:

        October 31,

              Net loss                              $(348,467)       $(149,596)

              Shares issued and outstanding at
              beginning
                of period                            6,305,394        6,234,117
              Issuance of treasury
              shares                                     7,239            7,164
              Primary weighted average number of
              shares
               outstanding                           6,312,633        6,241,281

              Earnings Per Share:

              Net loss                              $    (.06)       $    (.02)


        Nine-month period ended:

        October 31,

              Net loss                              $(667,875)       $(424,798)

              Shares issued and outstanding at
               beginning of period                   6,266,075        6,206,841
              Issuance of treasury shares               29,386          22,326
              Primary weighted average number of
                shares outstanding                   6,295,461        6,229,167

              Earnings Per Share:

              Net loss                               $   (.11)       $    (.07)

                                                                 EXHIBIT 11.2
                                   CompuTrac, Inc.

           COMPUTATION OF EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE


                                                     1997          1996
        Fully Diluted Calculation

        Three-month period ended:

        October 31,

              Net loss                            $(348,467)    $(149,596)

              Shares issued and outstanding at
               beginning of period                 6,305,394     6,234,117
              Issuance of treasury shares
                                                       7,239       7,164
              Fully diluted weighted average
               number of shares outstanding        6,312,633     6,241,281

              Earnings Per Share:

              Net loss income                      $   (.06)     $   (.02)


        Nine-month period ended:

        October 31,

              Net loss                            $(667,875)    $(424,798)

              Shares issued and outstanding at
               beginning of period                 6,266,075     6,206,841
              Issuance of treasury shares             29,386        22,326
              Fully diluted weighted average
               number of shares outstanding        6,295,461     6,229,167

              Earnings Per Share:

              Net loss                             $   (.11)     $   (.07)

