Form 10KSB
period 1998-01-31
COMPUTRAC INC
filed 1998-04-30
CIK 720507

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For The Fiscal Year Ended January 31, 1998

                          Commission File Number 1-9115

                                 COMPUTRAC, INC.
                  (Name of small business issuer in its charter)

                  Texas                             75-1540265
       (State or other jurisdiction of   (I.R.S. employer identification no.)
        incorporation or organization)

       222 Municipal Drive, Richardson, Texas               75080
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

       Check whether the issuer (1) filed all reports required to be filed by
       Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

       Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporate d by ref erence in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

       The issuer's revenues for the fiscal year ended January 31, 1998 were $4,816,343.

       As of April 23, 1998, the aggregate market value of the voting stock held by non-affiliates of the issuer was $3,473,042.

       As of April 23, 1998, the number of shares outstanding of the issuer's common stock was 6,263,103.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Parts of the issuer's Proxy Statement for the issuer's 1998 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-KSB Report.

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

            The Company believes that, historically, it has been one of the major suppliers of computer systems and services for medium size law firms (21 to 50 timekeepers) and large size law firms (51 plus timekeepers). The majority of customer systems currently in place utilize Hewlett-Packard equipment, which the Company is authorized to resell to end-users. Prices for these systems have ranged from $60,000 for a small law firm (up to 20 timekeepers) to $650,000 or more for an integrated system for accounting and practice support applications for a large law firm. All of these systems have been sold in conjunction with services including a separately priced annual maintenance agreement, customized conversion services, customer training, customer support, product enhancements and software maintenance services. Annual maintenance agreements and ongoing support services relative to these systems provide the Company with a continuing source of revenue during the term of the agreement.

            During the latter half of fiscal 1998, the Company shifted its sales and marketing focus away from the Dimension (registered trademark) software products, which targeted small law firms, and from the reseller network for which the sale of these software products were originally designed. The Company's emerging product line is a new time and billing system designed for small and medium size law firms called CompuTrac (registered trademark) Law Firm Management System for Windows (registered trademark) (CompuTrac LFMS for Windows). This product, which was introduced in January 1998, is a client/server software system created exclusively with Microsoft (registered trademark) development tools operating on micro-computers with 32-bit Windows (registered trademark) 95 or Windows NT (registered trademark) operating environments.

       Software

            Software which enables law firms to more efficiently perform and evaluate administrative and business functions constitutes the Company's principal products. The Company's earlier generation core products designed for medium and large size law firms are called the Law Firm Management System (LFMS) products. These products run on mini-computers in either the HP3000 Series or the HP9000 Series, while some peripheral products run on IBM-compatible micro-computers. Full interoperability support is provided for all popular network operating systems, including Novell Netware (registered trademark), Banyan Vines (trademark), and Microsoft NT, thus enabling a law firm to upgrade its computer hardware without having to replace its operating system software. The Company's software applications run in several different operating system environments, including UNIX, MPE/iX (registered trademark) (native HP), MS-DOS (registered trademark), Windows (registered trademark) 95 and Windows NT.

            The core of the LFMS software includes the ability to capture time and disbursements incurred on behalf of clients, billing, trust accounting, accounts payable, accounts receivable, general ledger, drill-down inquiry, profitability analysis, and management and financial reporting. Practice management software included within the LFMS software system consists of modules such as conflict of interest software developed by the Company and products developed by third-party software vendors to accomplish functions including marketing, file management, and overall better management of the client's business environment.

            The CompuTrac LFMS  for Windows products provide  the ability for small and medium size law firms to manage their business using professional business products. These products were created exclusively with Microsoft development tools such as MSAccess, SQL-Server, C++, OLE and ODBC. Use of these products will allow law firms to integrate with Microsoft Office products to accomplish tasks such as uploading budgets from Excel, alerting professionals within the firm when a value has reached a specified percentage of the budget, and generating client invoices as Microsoft Word files to forward to the client via the Internet.

       Intellectual Property Rights

            The Company regards all of its  software products as proprietary.
        The Company does not sell or transfer title to its software. The Company's software products are generally licensed to end-users on a _right to use_ basis pursuant to a perpetual non-transferable license that restricts the use of the software to the customer's operations at one or more designated computer sites. The Company relies on a combination of copyright, trademark, and trade secret laws, as well as non-disclosure agreements, to establish and maintain its proprietary rights. Computer software generally cannot be patented and existing copyright laws afford only limited protection. Also, there can be no assurance that the Company's competitors will not independently develop software that is equivalent to the Company's. Further, no assurance can be given that the Company will have the financial resources to engage in litigation against parties who may infringe its intellectual property rights. While the Company realizes that its competitive position may be affected by its ability to legally protect its software, the Company believes the impact of this protection is less significant to its commercial success than factors such as the level of experience of the Company's personnel, name recognition, and the successful development and marketing of new products.

       Hardware

            The LFMS software is designed for use in conjunction with various network operating systems operating with either the HP3000 or HP9000 UNIX-based computer systems, which the customer typically purchases from the Company.

            The CompuTrac LFMS for Windows client/server software version was designed to be installed on personal computers connected through a Microsoft or Novell network environment.

       Marketing

            The Company markets its products  through presentations at state, regional and national conferences of lawyers, law firm administrators and information system managers. The Company also advertises in regional and national publications and engages in telemarketing and direct mail campaigns focused on the legal market. During fiscal 1998 the Company expended approximately $366,000 in its marketing and advertising efforts to promote its CompuTrac LFMS for Windows products.

            The CompuTrac LFMS for Windows products offer a significantly expanded potential market to the Company. With the LFMS earlier generation products, market focus historically concentrated on medium and large size law firms. In their current release, the CompuTrac LFMS for Windows products are designed to meet the needs of small and medium size law firms. Subsequent releases will again accommodate the requirements of larger law firms.

            Earlier plans to develop and train a reseller network to market and sell the Company's software products did not produce results that were satisfactory to the Company and have been replaced by the Company's more traditional direct sales approach. The Company currently employs approximately 10 staff members in its sales and marketing departments. The Company expects to employ additional sales staff in fiscal 1999 to sell and market its CompuTrac LFMS for Windows software products.

       Installation and Maintenance

            The Company and Hewlett-Packard coordinate the installation of hardware for the LFMS products at the customer's premises. In most cases, representatives of the Company, Hewlett-Packard and the customer meet at the site where the system is to be installed and examine and approve the suitability of the ambient environment at the installation site. Subsequently, Hewlett-Packard installs the hardware and provides its standard warranty. Hewlett-Packard maintains and services the hardware pursuant to an agreement with the customer. Following hardware installation, Company personnel then assist the customer with the installation of the LFMS software.

            The Company provides software maintenance for a fixed monthly fee which covers enhancements, modifications and improvements to the licensed software. Such services do not generally require customer site visits by Company personnel.

            The CompuTrac LFMS for Windows software products will be installed by Company representatives on personal computers located at the law firm client site. Training for the products will be conducted either on-site at the law firm office or at the Company's training center located at the Company's corporate offices in Richardson, Texas. All training will be conducted by trained Company personnel. Additionally, law firm personnel will soon utilize computer-based training tutorials developed by the Company for selected software modules within the CompuTrac LFMS for Windows suite of products.

       Competition

            The computer software systems industry is highly competitive. Software designed to accomplish substantially the same purposes as the products of the Company is readily available from numerous competitors. The Company competes on the basis of the quality of its products and services, its insights into the needs of law firms and its reputation. The Company believes that its pricing policies are competitive with those of its competitors.

       Employees

            As of March 31, 1998, the Company employed 59 full-time employees and 3 part-time employees. During fiscal 1998, 35 employees provided technical support and product development services, 10 were engaged in sales and marketing and 17 were employed in finance, accounting and administration. No employees are represented by a union or covered by a collective bargaining agreement. The Company believes that its relationship with its employees is good.

       Research and Development

            During each of the two years ended January 31, 1998 and 1997, the Company expended approximately $1.2 million on software research, development and production costs. Net software research, development and production expenses, after capitalization of certain software development costs, amou nted to $4 51,000 for the fis cal year ended Januar y 31, 1998, and $407,000 for the fiscal year ended January 31, 1997. The Company anticipates its expenditures for research, development and production in fiscal 1999 will approximate current levels.

       Cautionary Language Regarding Forward-looking Statements

            This Form 10-KSB contains "forward-looking" statements, as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that are based on current expectations, estimates and projections. Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. These statements contain potential risks and uncertainties and, therefore, actual results may differ materially. There are numerous factors, which are not within the Company's control, that may cause actual results to differ from those contemplated by such forward-looking statements, including but not limited to the rapid rate of change in computer hardware and software technology and the potential obsolescence of the Company's existing products; the development of superior products by competitors; increased competition from existing and new competitors; the lack of acceptance of the Company's new or existing products by customers; dependence on Hewlett-Packard for the availability of hardware to support the LFMS software; and adverse changes in economic conditions in the legal profession or the economy generally. The Company recently introduced its new CompuTrac LFMS for Windows software products and there can be no assurance that the CompuTrac LFMS for Windows products will be successful in competing with competitors' software products in the law firm management software market. The Company undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

       Year 2000 Issues

            The Company  is aware  of the issues  related to  the programming code in existing computer systems as the year 2000 approaches. The issue is whether new or existing computer systems will correctly recognize date sensitive information when the year rolls over to 2000.
        Obviously, systems  that do not correctly  recognize this information could create data errors or even cause  a system to fail.  The Company relies on its internal systems in operating and monitoring all aspects of its business. The Company also relies on the external systems of its vendors, customers and other organizations with which it does business. Management has taken action to ensure both the internal readiness of its computer systems and the compliance of computer products and software sold by it to customers for handling dates beginning in the year 2000. Management does not anticipate that the Company will incur significant expenses or be required to invest heavily in computer systems improvements to be year 2000 compliant. To date, no material issue has been identified as a result of the Company's efforts to identify year 2000 issues. However, despite the Company's efforts thus far to address year 2000 compliance, the Company cannot guarantee that all internal or external systems will be compliant, or that its business will not be materially adversely affected by any such non-compliance.

       Item 2.  Description of Property

            The Company owns its corporate headquarters and operating facilities located in Richardson (Dallas County), Texas. The building contains approximately 20,000 square feet and has a parking area of approximately 50,000 square feet. At January 31, 1998, these facilities were subject to a $200,000 mortgage note payable . The Company believes its current facility is adequate to conduct its business. The Company also owns 10.97 acres of undeveloped land located in Frisco, Texas, which it has listed for sale.

            In connection with its systems development and servicing programs, the Company owns and operates one HP 1000 computer, one HP 3000 Micro Classic, one HP 3000 Series 937LX, one HP 3000 Series 957, one HP 9000 Series 827S and one HP 9000 Series 837S. The Company also owns and operates various other peripheral equipment, including printers, micro-computers, UNIX workstations, scanners and other equipment.

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

       Item 4.  Submission of Matters to a Vote of Security Holders

            No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended January 31, 1998.

                                       PART II


       Item 5.   Market for Common Equity and Related Stockholder Matters

            The Company's Common Stock is traded on the American Stock Exchange under the trading symbol "LLB". The Company has not declared or paid cash dividends since fiscal 1988 and does not anticipate any dividends will be declared or paid in the foreseeable future. The Company intends to retain any earnings to finance the development and expansion of the Company's operations.

            At April 23, 1998, there were approximately 300 holders of record and approximately 1,000 beneficial owners of the Company's Common Stock. For the periods indicated below, the following table sets forth the high and low sales prices as reported by the American Stock Exchange.



                                                     Market Price

                                               High        Low

       1997 Fiscal Year:
            First Quarter                      2   7/16         1    1/2
            Second Quarter                     3   3/4          1    7/8
            Third Quarter                      2   7/8          1    7/8
            Fourth Quarter                     2   1/2          1    5/8

       1998 Fiscal Year:
            First Quarter                      2   1/4         1     1/8
                 Second Quarter                1  15/16        1     1/16
            Third Quarter                      1   5/16        1
            Fourth Quarter                     1   3/16             11/16



            The cl osing sales price per sh are of the C ommon Stock on the Americ an Stock Exch ange on April 23, 1998 was $ 13/16.

       Item 6.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

       Results of Operations

             The following table sets forth, for the fiscal years indicated, items in the Consolidated Statements of Operations expressed as a percentage of operating revenues:

                                                      Year Ended January 31,
                                                       --------------------
                                                      1998       1997
                                                      ----        ----
       Revenues:
         System sales                                   20 %        11%
         Services and support                           80          89
                                                       ----       ----
                                                       100         100

       Costs and expenses:
         Cost of system sales                           13           8
         Cost of services and support                    6           6
         Amortization of capitalized software           11           7
         Operating expenses                             23          29
         Selling, general and administrative expenses   64          60
         Software research and development costs         9           9
                                                      ----       ----
                                                       126         119
                                                      ----       ----
       Loss                                           (26)        (19)
       Interest income, net                              5           5
                                                      ----       ----
       Loss before taxes                              (21)        (14)
       Income taxes                                     -          -
                                                      ----       ----

         Net loss                                     (21) %      (14)%
                                                     =====      =====


       Year Ended January 31, 1998 compared to Year Ended January 31, 1997

            Total revenues rose slightly from $4.6 million in fiscal 1997 to $4.8 million in fiscal 1998, an increase of $168,000, or 4% over the prior fiscal year. System sales revenues increased $444,000, or 86% from $515,000 in fiscal 1997 to $959,000 in fiscal 1998. The increase in system sales revenue was a result of a significantly greater number of client upgrade and peripheral hardware and software sales activities in fiscal 1998 than in the prior fiscal year. The Company also recognized $56,000 in sales of its Dimension time and billing software products during fiscal 1998. Disappointing sales of the Dimension software products, sold primarily through a reseller network to the small law firm market, necessitated management instituting several changes in the Company's sales and marketing strategies. These changes were implemented in January 1998 and resulted in (1) the expansion of the Company's software products to form the currently marketed time and billing management system, CompuTrac LFMS for Windows and, (2) replacing the Company's recently established reseller network with the Company's more traditional direct sales approach to selling its products. The CompuTrac LFMS for Windows products add more sophisticated features and functionality, allowing the Company to focus its sales and marketing efforts on the small and medium size law firm market. The Company currently anticipates the release of its
       Microsoft SQL server-based products sometime in the latter half of fiscal 1999. These products will allow the Company to compete for the large law firm market. The initial responses to the CompuTrac LFMS for Windows products have led the Company to be cautiously optimistic that a return to profitability may be seen sometime during the latter half of the current fiscal year. However, there can be no assurance that the CompuTrac LFMS for Windows products will successfully compete with competitive products or that the Company's revenues or results of operations will improve in future periods with the CompuTrac LFMS for Windows time and billing management system.

            Services and support revenues declined 7%, or $276,000 from $4.1 million in fiscal 1997 to $3.9 million in fiscal 1998. Services and support revenues are comprised of software and hardware maintenance fees, programming support charges and various other service revenue fees such as training, installation and conversion revenues. The decrease in services and support revenues in fiscal 1998 was due to the lack of new system sales revenues as opposed to upgrade and peripheral sales activities, which typically do not contribute significantly to the services and support revenue stream.

            Cost of system sales as a percentage of system sales revenues was 64% in fiscal 1998 compared to 69% in the prior fiscal year. The cost margin on system sales generally varies depending on the mix of hardware sales, Company software and third party software sales, and the various cost margins associated with each. Cost of services and support as a percentage of services and support revenue rose slightly, from 7% in fiscal 1997 to 8% in fiscal 1998. Cost of services and support is primarily comprised of programming and support staff costs directly associated with the performance of the requested service and certain third party costs associated with maintenance fees included in services and support revenues.

            Amortization of capitalized software increased $213,000, or 67%, from $318,000 in fiscal 1997 to $531,000 in fiscal 1998. This increase was due to first year amortization expense recognized on the Company's windows-based legal software products introduced in fiscal 1998.

            Operating expenses decreased $244,000, or 18% from $1.4 million in fiscal 1997 to $1.1 million in fiscal 1998. This decrease relates primarily to a fiscal 1997 charge of approximately $200,000 to reflect management's estimate of reduced computer equipment residual values on older or obsolete equipment.

            Selling, general and administrative expenses increased $285,000, or 10%, from $2.8 million in fiscal 1997 to $3.1 million in fiscal 1998. The increase in selling, general and administrative expenses was primarily attributable to increased sales and marketing staff to develop the Company's direct sales efforts in connection with the CompuTrac LFMS for Windows products, increased advertising costs and various other administrative fee increases. These increases were partially off-set by fiscal 1998 decreases in both bad debt expense and certain other professional corporate fee expenses.

            Software research and development expenses increased $44,000, or 11% from $407,000 in fiscal 1997 to $451,000 in fiscal 1998. This
       increase  primarily   relates  to   research  and   development  costs
       associated with software products not qualifying for capitalization during the year. The Company will continue to capitalize those costs associated with continued enhancements and improvements to the CompuTrac LFMS for Windows software products line.

            Net interest income increased a nominal 3%, from $221,000 in fiscal 1997 to $227,000 in fiscal 1998. In fiscal 1997, net interest income comprised approximately $278,000 of interest income, relating primarily to investment interest income, offset by approximately $44,000 of interest expense of which $32,000 was related to mortgage interest expense. In fiscal 1998, net interest income comprised approximately $240,000 of interest income, relating primarily to investment interest income, offset by approximately $23,000 of mortgage interest expense.

        Recent Accounting Pronouncements

            In   February   1997 ,  Statement   of   Financial   Accounting
       Standards No. 128, "Earnings per Share" (FAS 128) was issued. FAS 128 specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. FAS 128 simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, "Earnings per Share" (APB 15) and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator  of  the  basic  EPS  computation  to  the  numerator  and denominator of the diluted EPS computation. FAS 128 is effective for fi nancial stat ements issue d for periods ending after December 15, 1997, including interim periods. FAS 128 requires restatement of all prior-period EPS data presented. The Company adopted FAS 128 in its financial statements for the fiscal year ended January 31, 1998.

            In 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. The provision of SFAS No. 130 established new rules for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The new rules require that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt SFAS No. 130 in fiscal 1999 and does not expect that such adoption will have a material impact on results of operations, financial position or cash flows.

            In 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The provisions of SFAS No. 131 require public companies to use a management approach to determining their operating segments. This management approach model defines operating segments as revenue-producing components of the enterprise for which separate financial information is produced internally and are subject to evaluation by the chief operating decision maker in deciding how to allocate resources to segments. SFAS No. 131 also expands the financial and descriptive information disclosures relative to the identified operating segments. The Company will adopt SFAS No. 131 in fiscal 1999 and does not expect that such adoption will have a material impact on results of operations, financial position or cash flows.

       Fluctuations in Interim Period Operating Results

            Management of the Company believes that, historically, interim results and period-to-period comparisons have been neither predictable nor an accurate measure of the annual performance of the Company. The Company has experienced and expects to continue to experience period-to-period fluctuations in the number of systems sold, revenues and net income. Although recent revenues of the Company have primarily been derived from service and support revenues, fluctuations in LFMS system sales revenues have historically resulted from the sale of a small number of relatively expensive systems, the policy of the Company of recognizing revenue upon delivery of the hardware and delivery and acceptance of the software, the equipment availability of hardware from the Company's hardware supplier, and the desire of the customer to accelerate or delay the date of delivery. These factors tend to distort the operating results of an interim period. Additionally, sales are not made or recognized evenly throughout the fiscal year or any interim period, thus making meaningful interim period comparisons difficult. These fluctuations may also have a significant impact on profitability in any interim period as a result of the relatively fixed nature of operating costs and selling, general and administrative expenses.

       Liquidity and Capital Resources

             Cash provided by operating activities was $11,000 during fiscal 1998 compared to $532,000 during fiscal 1997. Reduced cash provided by operating activities was attributable to a higher net loss in the current year, a net decrease in non-cash items and a marginal increase in working capital requirements. Cash provided by investing activities during fiscal 1998 was $139,000 compared to $943,000 used in investing activities during fiscal 1997. The improvement in cash provided by investing activities was primarily due to a $795,000 net increase in the sale of short-term investment maturities to fund current operating needs and a $295,000 decrease in property, furniture and equipment and capitalized software additions from the prior fiscal year. Cash used in financing activities during fiscal 1998 was $40,000 compared to cash provided by financing activities during fiscal 1997 of $52,000. The increase in cash used in financing activities was primarily due to the Company's purchase of $45,000 in treasury shares in fiscal 1998 and to a $38,000 decrease in cash receipts from employee stock purchases from the prior fiscal year.

            The Company has not made any material commitments for capital expenditures, however, the Company anticipates continued expenditures will be made during fiscal 1999 in the areas of development, sales, marketing and support of its CompuTrac LFMS for Windows software products. Until the Company is able to generate positive cash flow from operations, these expenditures will be funded primarily by cash flow from investment activities of the Company.

            At January 31, 1998 and 1997, the Company has established a 100% valuation allowance to fully offset the net deferred tax asset balances of $1,361,000 and $970,000, respectively. Factors considered in management's assessment that significant uncertainties exist regarding the realization of these assets include (1) uncertainty regarding the future success and timing of sales of the Company's new Windows-based products, and (2) financial and economic pressures in the Company's primary customer market (i.e. legal industry).

          Working capital and the ratio of current assets to current liabilities are as follows:


                                        Working          Current
                                       Capital            ratio
                   At January 31:

                   1998              $ 4,039,695         7.8 to 1

                   1997              $ 5,217,305         8.3 to 1


          Current assets consist primarily of cash, short-term investments, accounts receivable and unbilled revenues from system sales and services.

       Item 7.   Financial Statements

       CONSOLIDATED BALANCE SHEETS
                                                        Year Ended January 31,
                                                       -----------------------
                                                          1998         1997
                                                       ----------  -----------
       ASSETS

       Current assets:
         Cash and cash equivalents                      $  558,818   $  449,304
         Short-term investments                          3,226,330    4,334,869
         Accounts receivable, net of allowance for
           doubtful accounts of $100,000 and $180,000
           at January 31, 1998 and 1997, respectively      513,744      722,683
         Unbilled revenue                                   13,351      122,584
         Other current assets                              322,134      304,211
                                                       ----------   -----------
           Total current assets                          4,634,377    5,933,651
       Property, furniture and equipment, net of
         accumulated depreciation                        1,476,824    1,627,226
       Land held for sale                                  254,122      254,122
       Capitalized software, net of accumulated
         amortization                                    1,833,938    1,637,025
       Other assets                                        470,799      429,898
                                                       ----------   -----------
           Total assets                                 $8,670,060   $9,881,922
                                                       ==========   ==========
       LIABILITIES AND SHAREHOLDERS' EQUITY

       Current liabilities:
         Accounts payable                               $  183,330   $  191,349
         Accrued expenses                                  218,331      247,424
         Accrued contract completion costs                  10,000      110,400
         Deferred systems revenues                          99,006       90,744
         Short-term portion of mortgage payable             84,015       76,429
                                                       ----------   -----------
           Total current liabilities                       594,682      716,346
         Long-term portion of mortgage payable             115,546      199,561
                                                       ----------   -----------
           Total liabilities                               710,228      915,907
                                                       ----------   -----------

       Commitments and contingencies (Note 9)
       Shareholders' equity:
         Preferred stock, $1.00 par value, 2,000,000
           shares authorized, no shares issued
            and outstanding
         Common stock, $.01 par value, 13,000,000
           shares authorized, 6,988,706 shares issued       69,887       69,887
         Additional paid-in capital                      9,718,527    9,846,543
         Retained earnings                                 460,507    1,503,255
                                                       ----------   -----------
                                                        10,248,921   11,419,685
         Less:  treasury shares, at cost, 711,008 and
           722,631 shares, respectively                (2,289,089)  (2,453,670)
                                                       ----------   -----------
           Total shareholders' equity                    7,959,832    8,966,015
                                                       ----------   -----------

           Total liabilities and shareholders' equity   $8,670,060   $9,881,922
                                                       ===========  ===========



       See accompanying notes to consolidated financial statements.

       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Year Ended January 31,
                                                   ------------------------
                                                      1998          1997
                                                  -----------    -----------
       Revenues:
         System sales                               $   958,714    $ 514,830
         Services and support                         3,857,629    4,133,548
                                                    -----------   ----------

                                                      4,816,343    4,648,378
                                                    -----------   ----------

       Costs and expenses:
         Cost of system sales                           609,243      355,730
         Cost of services and support                   294,313      297,121
         Amortization of capitalized software           531,148      318,079
         Operating expenses                           1,110,777    1,354,423
         Selling, general and administrative
           expenses                                   3,089,484    2,804,975
         Software research and development costs        451,358      406,998
                                                    -----------   ----------

                                                      6,086,323    5,537,326
                                                    -----------   ----------

       Loss                                         (1,269,980)    (888,948)
       Interest income, net                             227,232      220,743
                                                    -----------   ----------

       Loss before taxes                            (1,042,748)    (668,205)
       Income taxes                                     -              -
                                                    -----------   ----------

       Net loss                                    $(1,042,748)   $(668,205)
                                                    ===========   ==========

       Net loss per common share                   $     (0.17)   $   (0.11)
                                                    ===========   ==========


       Weighted average shares
       outstanding                                    6,302,531    6,237,291
                                                    ===========   ==========



       See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                 Common Stock      Additional                       Treasury          Share-
                                ------------------   paid-in     Retained     ----------------------  holders'
                                Shares    Amount     capital     earnings     Shares      Amount      equity
                                ------------------ -----------  -----------  --------- ------------ ----------

Balance at February 1, 1996   6,988,706  $  69,887   $9,928,011   $2,171,460   842,106  $(2,654,769)  $9,514,589

Treasury shares reissued                                (81,468)              (119,475)     201,099      119,631
Net Loss
                                                                    (668,205)                           (668,205)
                              -----------  --------- -----------  -----------  --------   ----------- -----------


Balance at January 31, 1997   6,988,706  $  69,887   $9,846,543   $1,503,255   722,631  $(2,453,670)  $8,966,015
                              ----------  ----------  -----------  ----------- ---------  ----------- -----------


Purchases of treasury shares                                                    50,100      (44,969)     (44,969)
Treasury shares reissued                               (128,016)               (61,723)     209,550       81,534
Net loss                                                          (1,042,748)                         (1,042,748)
                             -----------  ----------  -----------  ---------  ----------  ----------  -----------


Balance at January 31, 1998   6,988,706    $69,887   $9,718,527   $  460,507   711,008  $(2,289,089)   $7,959,832
                             ===========  ==========  ===========  =========  ==========  ==========  ===========

       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Year Ended January 31,
                                                  --------------------------
                                                       1998         1997
                                                  ------------- ------------
       Cash flows from operating activities:

         Net loss                                   $(1,042,748) $ (668,205)
         Adjustments to reconcile net loss to net
          cash (used in) provided by operating
          activities:
           Depreciation of property, furniture
            and equipment                                392,053     723,610
           Amortization of capitalized software
            costs                                        531,148     318,079
           Changes in assets and liabilities:
             Accounts receivable                         208,939     438,541
             Unbilled revenue                            109,233     216,190
             Other current assets                       (17,923)    (80,189)
             Other assets                               (40,901)    (38,642)
             Accounts payable and accrued
               expenses                                (137,512)   (377,894)
             Deferred systems revenues                     8,262         829
                                                    ------------ -----------
           Net cash provided by operating
            activities                                    10,551     532,319
                                                    ------------ -----------
       Cash flows from investing activities:

         Additions to property, furniture and
          equipment                                    (241,651)   (460,606)
         Additions to capitalized software             (728,061)   (804,528)
         Purchase of certificates of deposit              -        (499,000)
         Sale of certificates of deposit                 666,000     624,000
         Sale of U.S. Treasury Bills                     442,539     188,905
         Sale of fixed assets                             -            8,365
                                                    ------------ -----------
          Net cash provided by (used in) investing
          activities                                     138,827   (942,864)
                                                    ------------ -----------
       Cash flows from financing activities:

         Issuance of treasury shares                      81,534     119,631
         Principal payments of mortgage note
          payable                                       (76,429)    (67,747)
         Purchase of treasury shares                    (44,969)        -
                                                    ------------ -----------
          Net cash (used in) provided by financing
          activities                                    (39,864)      51,884
                                                    ------------ -----------
       Net increase (decrease) in cash and cash
         equivalents                                     109,514   (358,661)
       Cash and cash equivalents at end of year          449,304     807,965
                                                    ------------ -----------
       Cash and cash equivalents at beginning
         of year                                     $   558,818  $  449,304
                                                    ============ ===========

       Supplemental disclosures of cash flow
          information:
         Interest paid                               $    23,061  $   43,970
         Income taxes paid                                  -          -


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

          Principles of Consolidation

            The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and accounts have been eliminated.

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

            The Company enters into software license agreements whereby the Company licenses software to a customer, providing that customer with the right to use the software. In accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position No. 91-1, "Software Revenue Recognition" (SOP 91-1), the
       Company recognizes software license revenue upon delivery of the hardware, software and confirmation of customer acceptance per the terms of the contract. Each software license agreement is evaluated
       by  management  to  determine   if  significant  vendor  obligations
       exist, suc h as post-contract customer support, and to determine whether collection of the associated receivable is probable. Post-contract customer support revenue is deferred and amortized over the period of the service, usually not exceeding one year from the inception of the contract.

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

          In October 1997, the American Institute of Certified Public Accountants issued Statement of Position No. 97-2 "Software Revenue Recognition" (SOP 97-2). SOP 97-2 replaces the SOP 91-1 method of distinguishing between significant and insignificant vendor obligations as a basis for recording revenue with a requirement that each element of a software licensing arrangement be separately identified and accounted for based on the relative fair values of each element. SOP 97-2 is effective for fiscal years beginning after December 15, 1997. Management does not expect the adoption of SOP 97-2 to have a material effect on the Company's financial position or results of operations.

          Cash Equivalents

            The Company considers investments with original maturity dates of 90 days or less to be cash equivalents.

          Short-Term Investments

            The Company considers investments with original maturity dates that are greater than 90 days, but less than one year, to be short-term investments. The carrying values of these investments are approximately equal to their fair market values at the end of each fiscal year.

          Capitalized Software

            The Company capitalizes the costs of developing and testing new or significantly enhanced software products in accordance with the provisions of Statement of Financial Accounting Standards No. 86, "Accou nting for the Costs of Com puter Software t o be Sold, Leased or Otherw ise Markete d_ (SFAS 86). Under SFAS 86, the costs incurred to establish the technological feasibility of a computer software product are charged to expense as incurred. After technological feasibility is established, costs of producing the computer software product are capitalized until the product is available for general release to customers. Capitalized software development costs are amortized on a product-by-product basis using the greater of the amount computed by the ratio of current year net revenue to estimated future net revenue, or the amount computed by the straight-line method over a period which approximates the estimated economic life of the products, which historically has been four years.
        The  amount  by  which unamortized  software  costs  exceed  the  net realizable value,  if any, is recognized  in the period the  excess is determined.

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

          Income Taxes

            The Company presents income ta xes pursu ant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (FAS 109). FAS 109 uses an asset and liability approach to account for income taxes. In the event differences between the financial reporting basis and the tax basis of the Company's assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is required. A valuation allowance is provided for a portion or all of the deferred tax assets when there is sufficient uncertainty regarding the Company's ability to recognize the benefits of the assets in future years.

          Accounting for Stock-Based Compensation

            Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compens ation" (FAS 123), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25,

       "Accounting for Stock Issued to Employees" (APB 25), and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the amount the employee must pay to acquire the stock.

          Earnings (Loss) Per Share

            In the fourth quarter of the  fiscal year ended January 31, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128). In accordance with SFAS 128, the Company computes basic earnings (loss) per common share based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed based on the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. For the years ended January 31, 1998 and 1997, all potential common shares were anti-dilutive. Accordingly, the adoption of SFAS 128 had no effect on 1998 and 1997 earnings per share amounts.

          Financial Instruments

            The fair value of the Company's financial instruments, consisting of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt, approximate their carrying values.

          Reclassification

            Certain prior year financial statement information has been reclassified to conform to the current year presentation.

       Note 2 - Property, Furniture and Equipment

             Property, furniture and equipment costs are summarized as
             follows:
                                                           January 31,
                                                      ---------------------
                                                        1998          1997
                                                      --------      -------
             Equipment                               $ 7,031,969    $6,882,189

             Building                                  1,420,735     1,410,297

             Furniture, fixtures and leasehold
             improvements                                783,738       758,925
                                                     -----------   -----------
                                                       9,236,442     9,051,411

             Less accumulated depreciation           (8,059,618)   (7,724,185)
                                                     -----------   -----------
                                                     $ 1,176,824    $1,327,226

             Land                                        300,000       300,000
                                                     -----------   -----------
                                                     $ 1,476,824    $1,627,226
                                                     ===========   ===========

       Note 3 - Capitalized Software

             Capitalized software costs are summarized as follows:
                                                     January 31,
                                              -------------------------
                                                 1998           1997
                                              ----------     ----------
             Capitalized software costs        $ 4,616,021   $ 3,887,960

             Less accumulated amortization     (2,782,083)   (2,250,935)
                                               -----------   -----------
                                               $ 1,833,938   $ 1,637,025
                                               ===========   ===========


       Note 4 - Income Taxes

             The effective income tax rates differed from the
       Following reasons:
                                                   January 31,
                                                -----------------
                                                 1998      1997
                                               --------   -------
       Federal income tax benefit at             (34) %     (34)%

            Change in valuation                   37         36

                                                  (3)        (2)
                                               ------     ------
                                                   0  %       0 %
                                               ======     ======

       The components of the deferred tax accounts consist of the following:

                                                       January 31,
                                               ---------------------------
                                                  1998              1997
                                               -----------        --------
       Deferred tax assets:
       Net operating loss carryforward          $(1,463,000)     $  (952,000)
       Accounts receivable                          (38,000)         (68,000)
       Deferred revenue                             (14,000)         (22,000)
       Fixed assets                                (405,000)        (256,000)
       Accrued liabilities                           (2,000)         (42,000)
       Other                                        (81,000)         (58,000)
                                                ------------      -----------
          Total deferred tax assets              (2,003,000)      (1,398,000)
       Deferred tax liabilities:
       Capitalized software costs                    611,000          387,000
       Other                                          31,000           41,000
                                                ------------      -----------

          Total deferred tax liabilities             642,000          428,000
                                                ------------      -----------
       Net deferred tax asset before               1,361,000          970,000

       Less valuation allowance                    1,361,000          970,000
                                                ------------      -----------
                                                  $     -       $      -
                                                ============      ===========

            At January 31, 1998 and 1997,  the Company had net operating loss
       carryforwards    of   approximately    $3,800,000   and    $2,506,000,
       respectively, which begin to expire in 2010.

       Note 5 - Mortgage Note Payable

            Mortgage note payable consists of a new, ten year, 9.5% fixed rate mortgage secured by the Company's corporate headquarters. The amount of principal maturities for the years subsequent to January 31, 1998, are:

                                                Principal
                          Fiscal Year           Maturities

                              1999               $84,015

                              2000               $92,353

                              2001               $23,193

       Note 6  - Related Party Transactions

            The Company entered into a five-year employment agreement with its Chairman dated January 1, 1998. The agreement currently provides for an annual salary of $590,000, and entitles the Chairman to receive minimum raises equivalent to any annual increase in the Consumer Price Index for Dallas, Texas during the previous calendar year. The current employment agreement will expire on December 31, 2002.

       Note 7 - Shareholders' Equity

          Stock Purchase Plans

            In December 1985, the Company's Board of Directors adopted the CompuTrac, Inc. Employee Stock Purchase Plan and in May 1991, adopted the CompuTrac, Inc. 1991 Employee Stock Purchase Plan. The Company reserved 300,000 and 500,000 shares, respectively, of its Common Stock for purchase by its employees pursuant to the terms of these plans. Under both plans, eligible participating employees of the Company may elect to have an amount up to, but not in excess of, 10% of their regular salary or wages withheld for the purpose of purchasing the Company's Common Stock. The Company contributes to the participant's account an amount of money equal to 33 1/3% of the aggregate contribution made by each participant since the immediately preceding stock purchase date. All Common Stock of the Company purchased by the participating employees pursuant to the plans may be voted by the employee; any shares not so directed to vote are not voted. During fiscal 1996, the Company amended the 1991 Employee Stock Purchase Plan to increase by 500,000 the number of shares reserved for future employee stock purchase activities. At January 31, 1998, 981,198 shares of the Company's Common Stock had been sold pursuant to these plans.

          1990 Stock Option Plan

            In May, 1991, the Board of Directors adopted and the shareholders approved the 1990 Stock Option Plan. Under the terms of the plan, the Company's Board of Directors is authorized to grant options to purchase up to 500,000 shares of Common Stock to key employees of the Company, including officers and directors. Option grants may be in the form of either Incentive Stock Options or Non-Statutory Stock Options. Each option granted under the Option Plan must be exercised, if at all, during a period established in the grant by the Board of Directors, but not exceeding 10 years from the date of grant. Options must be exercised by an optionee within three to twelve months after termination of employment. During fiscal 1998, the Board of Directors adopted and the shareholders approved an amendment to the Option Plan to increase by 300,000 the number of shares reserved for future stock
       option  grants.   At  January  31,  1998,  there were  296,004 shares
       available for future grant.

          Stock Repurchase Program

            In December 1997, the Board of Directors authorized a stock repurchase program whereby the Company may purchase, from time-to-time, up to 600,000 shares of its outstanding Common Stock in the open marketplace over a ten year period. As of January 31, 1998, the Company had purchased 50,100 shares of its outstanding Common Stock pursuant to the terms of the program.

          Stock-Based Compensation

            Effective in 1997, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock-Based Compensation". As permitted under FAS 123, the Company will continue to measure stock-based compensation cost using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock
       Issued  to   Employees"  (APB  25),  and   related  interpretations.
       Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's capital stock at the grant date over the amount the employee must pay for the stock.

            FAS 123 requires disclosure of pro forma net income (loss) and pro forma net income (loss) per common share as if the fair value-based method had been applied in measuring compensation cost of stock-based awards granted in fiscal 1998 and 1997. Management believes that 1998 and 1997 pro forma amounts are not representative of the effects of stock-based awards on future pro forma net income (loss) and pro forma net income (loss) per share because those pro forma amounts exclude the pro forma compensation expense related to unvested stock options granted before fiscal 1996.

            Reported and pro forma net loss and net loss per share amounts for the fiscal year ended January 31, 1998 and 1997, respectively, are set forth below:

                                                1998                1997
            Reported
            Net (loss)                    $ (1,042,748)       $ (668,205)
            Net (loss) per share          $      (0.17)       $    (0.11)

            Pro forma (unaudited)
            Net (loss)                    $ (1,098,902)       $ (739,149)
            Net (loss)                    $      (0.17)       $    (0.12)


            During fiscal 1998 and 1997, the fair values of the options granted were estimated on the date of their grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:
                                          1998           1997

            Risk free interest rate         5.7%           6%
            Expected life                 6 years        5 years
            Expected volatility              55%          60%
            Expected dividend yield           0%           0%

       Stock option activity for 1998 and 1997 is set forth below:

                                            1998                     1997
                                    --------------------   -----------------------
                                               Weighted                 Weighted
                                               Average                   Average
                                               Exercise                 Exercise
                                     Options    Price        Options      Price
                                    --------  -----------  ----------  ------------
           Outstanding at beginning
             of year                 679,346    $ 1.74        609,346    $ 1.65
           Granted                    18,785      1.11         70,000      2.90
           Canceled                 (83,015)      2.37          -
                                    --------                ---------
           Outstanding at end of
           year                      615,116     1.68         679,346      1.78
                                    ========                =========
           Exercisable at end of
           year                      535,498     1.63         491,540      1.74
                                    ========                =========
           Weighted average fair
            value of options
            granted during the year            $ 0.61                    $ 1.65



       Stock options outstanding at January 31, 1998:

                            Options Outstanding                     Options Exercisable
                          ----------------------                   --------------------
                                     Weighted
                                      Average        Weighted                 Weight
                                     Remaining        Average                 Average
           Range of                 Contractual      Exercise                 Exercise
        Exercise Price    Options      Life            Price       Options     Price
        ---------------   -------  -------------   ------------    -------- ----------

       $ 0.69 to $ 1.25   177,996    4.2 years        $ 1.00        131,711    $ 0.98


       $ 1.26 to $ 2.57   397,120    3.6 years        $  1.80       390,454   $  1.79


       $ 2.58 to $ 3.50    40,000    5.3 years        $  3.50        13,333   $  3.50
                          -------                                  --------
                          615,116                                   535,498
                          =======                                  ========


       Note 8 - 401(k) Retirement Plan

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

       Note 9 - Commitments and Contingencies

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

       Note 10 - Trademarks

            CompuTrac, Dimension and other names of CompuTrac products referenced herein are trademarks or registered trademarks of CompuTrac, Inc. All other product and brand names mentioned herein are the trademarks or registered trademarks of their respective owners.

       REPORT OF GRANT THORNTON LLP, INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


       Board of Directors and Shareholders
       CompuTrac, Inc.


       We have audited the accompanying consolidated balance sheet of CompuTrac, Inc. and subsidiary as of January 31, 1998 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

       We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CompuTrac, Inc. and subsidiary as of January 31, 1998, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.




       GRANT THORNTON LLP

       Dallas, Texas
       March 25, 1998

               REPORT OF PRICE WATERHOUSE LLP, INDEPENDENT ACCOUNTANTS



       To the Board of Directors and Shareholders of CompuTrac, Inc.


       In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operat ions, of ca sh flows and of changes in shareholders' equity as of and for the year ended
       January 31, 1997 present fairly, in all material respects, the financial position, results of operations and cash flows of CompuTrac, Inc. and its subsidiary as of and for the year ended January 31 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of CompuTrac, Inc. for any period subsequent to January 31, 1997.




       PRICE WATERHOUSE LLP

       Dallas, Texas
       March 25, 1997

       Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

            On January 5, 1998, the Company dismissed the accounting firm of Price Waterhouse LLP, Dallas, Texas, who have acted as certifying accountants for the Company for the years ending January 31, 1984 through January 31, 1997. None of the prior certifying accountants' reports on the Company's financial statements for the past two years contained an adverse opinion or disclaimer of opinion, or were qualified or modified as to uncertainty, audit scope or accounting principle. In connection with its audits for the two most recent fiscal years and through January 5, 1998, there have been no disagreements with Price Waterhouse LLP, on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Price Waterhouse LLP, would have caused Price Waterhouse LLP, to make reference to the subject matter of such disagreements in their reports on the financial statements for such years.

            Effective January 5, 1998, the Company engaged the accounting firm of Grant Thornton LLP, Dallas, Texas, to act as certifying accountants for the year ending January 31, 1998. The change of principal accountants was approved by the Company's Board of Directors on December 29, 1997.

            There were  no written or oral consultations  between the Company and Grant Thornton LLP or Price Waterhouse LLP regarding the application of accounting principles to a specific completed or contemplated transaction, or to the type of audit opinion that might be rendered in connection with the Company's decision to change accounting firms.

                                      PART III

            The information required by Part III is omitted from this Report and will be included in the registrant's 1998 definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") which is expected to be filed not later than 120 days after the end of the fiscal year covered by this Report, and the information included therein is incorporated herein by reference.

       Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

                 The information required by this Item is incorporated by reference to the information under the heading "Management" in the Company's Proxy Statement for its 1998 Annual Meeting.

       Item 10.       Executive Compensation

                 The information required by this Item is incorporated by reference to the information under the heading "Executive Compensation" in the Company's Proxy Statement for its 1998 Annual Meeting.

       Item 11.       Security  Ownership of  Certain  Beneficial Owners  and
       Management

                 The information required by this Item is incorporated by reference to the information under the heading "Security Ownership" in the Company's Proxy Statement for its 1998 Annual Meeting.

       Item 12.       Certain Relationships and Related Transactions

                 The information required by this Item is incorporated by reference to the information under the heading "Executive Compensation-Employment Agreements" in the Company's Proxy Statement for its 1998 Annual Meeting.

       Item 13.  Exhibits and Reports on Form 8-K


            (a)  The following documents are filed as a part of this Report:

             1.  Financial Statements:                                  Page

                 Report of Grant Thornton LLP, Independent Certified
                    Public Accountants                                  23
                 Report of Price Waterhouse LLP, Independent
                    Accountants                                         24
                 Consolidated Balance Sheets at January 31, 1998
                    and 1997                                            11
                 Consolidated Statements of Operations for the two
                    years ended January 31, 1998                        12
                 Consolidated Statements of Changes in Shareholders'
                    Equity for the two years ended January 31, 1998     13
                 Consolidated Statements of Cash Flows for the two
                    years ended January 31, 1998                        14
                 Notes to Consolidated Financial Statements          15-22


                 3.1*      -    Restated Articles of Incorporation of
                                Registrant

                 3.2**     -    Bylaws of the Registrant

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

                 10.1      -    Employment Agreement  and Indemnity Agreement
                                between the Registrant and Harry W. Margolis dated January 1, 1998 and February 4, 1998, respectively (filed herewith)

                 10.2*     -    Incentive Stock Option Plan of the Registrant

                 10.3****  -    CompuTrac, Inc. 1991  Employee Stock Purchase
                                Plan, as amended

                 10.4*     -    Cash Bonus Plan of the Registrant

                 10.5*     -    Form of Indemnification Agreement between the
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
                                Registrant and its Directors as ratified by the Registrant's Shareholders in their Annual
                                Meeting of November 19, 1987

                 10.8***** -    Employment  Agreement between  the Registrant
                                and George P. McGraw dated February 1, 1992

                 10.9***** -    Form  of  Employment  Agreement  between  the
                                Registrant and its Executive Officers.

                 23.1      -    Consent  of Grant  Thornton LLP,  Independent
                                Certified Public Accountants

                 23.2      -    Consent of Price  Waterhouse LLP, Independent
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

       **** Incorporated by reference to the Registrant's Registration Statement on Form S-8, File No. 33-61577, filed with the Commission on August 4, 1995, Commission File No. 1-9115.

       ***** Incorporated by reference to the same numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1994, Commission File No. 1-9115.

       Management Contracts and Compensatory Plans

            The documents filed as Exhibits 10.1,  10.2, 10.3, 10.4, 10.8 and
       10.9  constitute   management  contracts  or  compensatory   plans  or
       arrangements within the meaning of SEC rules.

             (b) Reports on Form 8-K.   On January 5, 1998, the Company filed
                 Form 8-K with the Securities and Exchange Commission to report a change in the Company's certifying accountant.

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

                               Date:  April 29, 1998

                 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                    Title                     Date


       /S/ Harry W. Margolis      Chairman of the Board of     April 29, 1998
          Harry W. Margolis       Directors and Chief
                                   Executive Officer


       /S/ George P. McGraw            President               April 29, 1998
          George P. McGraw    (Principal Operating Officer)


       /S/ Cheri L. White      Vice President - Finance        April 29, 1998
          Cheri L. White      and Chief Financial Officer
                             (Principal Financial and
                                     Accounting Officer)


       /S/ Dana E. Margolis      Secretary, Treasurer          April 29, 1998
          Dana E. Margolis           and Director


       /S/ Kenneth R. Nicholas         Director                 April 29, 1998
          Kenneth R. Nicholas


       /S/ Gerald  D. Harris           Director                 April 29, 1998
          Gerald D. Harris