Form 10QSB
period 1998-04-30
COMPUTRAC INC
filed 1998-06-15
CIK 720507

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

                    For the Quarterly Period Ended April 30, 1998

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

       As of May 31, 1998 there were 6,225,367 shares of the registrant's $.01 par value common stock outstanding.

       Transitional Small Business Disclosure Format (Check  One):  Yes ___
       No  X
       ______________________________________________________________________
       ______________________________________________________________________

                                   CompuTrac, Inc.

                                        INDEX

                           PART I.  FINANCIAL INFORMATION

                                                                 Page No.

       Item 1.      Financial Statements:

                    Consolidated Balance Sheets (unaudited)  -
                     April 30, 1998 and January 31, 1998           3-4

                    Consolidated Statements of Operations
                     (unaudited) - Three-month period ended
                     April 30, 1998 and 1997                         5

                    Consolidated Statements of Cash Flows
                     (unaudited) - Three-month period ended
                     April 30, 1998 and 1997                       6-7

                    Notes to Consolidated Financial Statements
                     (unaudited)                                     8

       Item 2.      Management's Discussion and Analysis of
                    Financial Condition and Results of Operations 9-11



                             PART II. OTHER INFORMATION

       Item 6(a.)   Exhibits                                        12


       Item 6(b.)   Reports on Form 8-K                             12


                 Signatures                                         13
       ______

       Note: Items 1 through 5 of Part II are omitted because they are not applicable.

                                   CompuTrac, Inc.

                       CONSOLIDATED BALANCE SHEETS (unaudited)

                                       ASSETS
                                       ------

                                                          April 30,     January
                                                                          31,
                                                             1998         1998
                                                          ----------   ----------
       Current assets:

         Cash and cash equivalents                        $  294,329    $ 558,818

         Short-term investments                            3,110,078    3,226,330

         Accounts receivable, net of allowance for
          doubtful accounts of $92,000 and $100,000,
          respectively                                       576,422      513,744

         Other current assets                                319,675      335,485
                                                           ---------    ---------
         Total current assets                              4,300,504    4,634,377


       Property, furniture and equipment, net of
          accumulated depreciation of $8,142,776 and
          $8,059,618, respectively                         1,424,817    1,476,824

       Land held for sale                                    254,122      254,122

       Capitalized software, net of accumulated
          amortization of $2,874,849 and $2,782,083,
          respectively                                     1,887,950    1,833,938

       Other assets                                          483,137      470,799
                                                           ---------    ---------

       Total assets                                      $8,350,530    $8,670,060
                                                          ==========   ==========







       See accompanying Notes to Financial Statements (unaudited) and
       Management's Discussion and Analysis of Financial Condition and Results of
       Operations.

                                   CompuTrac, Inc.

                       CONSOLIDATED BALANCE SHEETS (unaudited)

                        LIABILITIES AND SHAREHOLDERS' EQUITY
                        ------------------------------------

                                                   April 30,   January 31,
                                                     1998          1998
                                                  -----------  -----------
       Current liabilities:

         Accounts payable                          $   83,587    $  183,330
         Accrued expenses                             231,277       218,331
         Accrued contract completion costs             10,000        10,000
         Deferred systems revenues                    165,390        99,006
         Short-term portion of mortgage payable        85,967        84,015
                                                    ---------     ---------
         Total current liabilities                    576,221       594,682
         Long-term portion of mortgage payable         93,329       115,546
                                                    ---------     ---------
         Total liabilities                            669,550       710,228
                                                    ---------     ---------
       Shareholders' equity:

         Preferred stock, $1.00 par value,
          2,000,000 shares authorized, no shares
          issued and outstanding
         Common stock, $.01 par value, 13,000,000
          shares authorized, 6,988,706 shares          69,887        69,887
          issued
         Additional paid-in capital                 9,681,636     9,718,527
         Retained earnings                            204,308       460,507


       Less:
         Treasury shares, at cost, 739,513 and
          711,008 shares, respectively            (2,274,851)   (2,289,089)
                                                    ---------     ---------
         Total shareholders' equity                 7,680,980     7,959,832
                                                    ---------     ---------
         Total liabilities and shareholders'
          equity                                   $8,350,530   $ 8,670,060
                                                   ==========    ==========




       See accompanying Notes to Financial Statements (unaudited) and
       Management's Discussion and Analysis of Financial Condition and
       Results of Operations.

                                   CompuTrac, Inc.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (unaudited)

                                                          Three-month period
                                                           ended April 30,
                                                          1998          1997
                                                         ------        ------
       Revenues:
         System sales                                   $  140,922     $ 143,010
         Services and support                              926,624       970,334
                                                         ---------      --------
                                                         1,067,546     1,113,344
                                                         ---------     ---------
       Costs and expenses:
         Cost of system sales                               74,537        77,746
         Cost of services and support                       73,192        71,175
         Amortization of capitalized software               92,766       144,844
         Operating expenses                                308,269       270,940
         Selling, general and administrative expenses      704,550       719,893
         Software research and development costs           113,915        86,909
                                                         ---------     ---------
                                                         1,367,229     1,371,507
                                                         ---------     ---------

       Loss                                              (299,683)     (258,163)
       Interest income, net                                 43,483        66,595
                                                         ---------     ---------
       Loss before taxes                                 (256,200)     (191,568)
       Income taxes                                           -            -
                                                         ---------     ---------
       Net loss                                        $ (256,200)   $ (191,568)
                                                        ==========    ==========

       Loss per share - basic and diluted              $    (0.04)   $    (0.03)
                                                        ==========    ==========


       Weighted average number of common shares -
         basic and diluted                               6,257,897     6,273,753
                                                        ==========    ==========



       See accompanying Notes to Financial Statements (unaudited) and
       Management's Discussion and Analysis of Financial Condition and Results of Operations.


                                   CompuTrac, Inc.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)

                                                          Three-month period
                                                           ended April 30,
                                                          1998         1997
                                                         -----         ----
       Cash flows from operating activities:

          Net loss                                     $(256,200)    $(191,568)

          Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

          Depreciation of property, furniture and
            equipment                                      83,158       110,770

          Amortization of capitalized software costs       92,766       144,844

          Changes in assets and liabilities:

           Accounts receivable                           (62,678)        71,754
           Other current assets                            15,810      (36,823)
           Other assets                                  (12,338)      (11,395)
           Accounts payable and accrued expenses         (86,797)      (39,272)
           Deferred systems revenues                       66,384        13,051
                                                        ---------    ----------
          Net cash (used in) provided by operating
           activities                                  $(159,895)    $   61,361
                                                       ==========    ==========






       See accompanying Notes to Financial Statements (unaudited) and
       Management's Discussion and Analysis of Financial Condition and Results of Operation.

                                   CompuTrac, Inc.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                     (unaudited)

                                                               Three-month period
                                                                ended April 30,
                                                                1998        1997
                                                               -----       -----

       Cash flows from investing activities:

           Additions to property, furniture and equipment    $ (31,151)  $(150,093)
           Additions  to capitalized software
                                                              (146,778)   (200,000)
           (Purchase) sale of certificates of deposit          (12,000)      96,000
           Sale of U.S. Treasury Bills                          128,252     369,988
                                                               --------    --------
           Net cash (used in) provided by investing
              activities                                       (61,677)     115,895
                                                               ========    ========

       Cash flows from financing activities:

           Issuance of treasury shares                           12,659      23,425
           Principal payments of mortgage note payable         (20,265)    (18,435)
           Purchase of treasury shares                         (35,312)        -
           Other                                                  -               1
                                                               --------    --------
           Net cash (used in) provided by financing
              activities                                       (42,918)       4,991
                                                               --------    --------
           Net (decrease) increase in cash                    (264,490)     182,247
                                                               ========    ========

           Cash and cash equivalents at beginning of period     558,819     449,304
                                                               --------    --------
           Cash and cash equivalents at end of period        $  294,329  $  631,551
                                                               ========    ========
           Supplemental disclosures of cash flow
             information:
             Interest paid                                   $    4,718  $    6,445
             Income taxes paid                                       -          -




       See accompanying Notes to Financial Statements (unaudited) and Management's
       Discussion and Analysis of Financial Condition and Results of Operation.

                                CompuTrac, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



       (1) The unaudited consolidated financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company's financial position, the changes in its financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's consolidated financial statements and notes thereto included on pages 11 through 22 of the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1998. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of add itiona l d isclos ure nee ded for a fa ir prese ntatio n may be det ermine d in tha t co ntext. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Compan y's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1998 has been omitted. The results of operations for the three-month period ended April 30, 1998 are not necessarily indicative of results for the entire year ending January 31, 1999.

       (2) The Company capitalizes software production costs and the costs incurred in testing new or significantly enhanced software products in accordance with the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed".

       (3) Included in accrued expenses at April 30, 1998 are sales taxes totaling $60,000.

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

                                   CompuTrac, Inc.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


            This Form 10-QSB contains "forward-looking" statements, as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that are based on current expectations, estimates and projections. Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. These statements contain potential risks and uncertainties and, therefore, actual results may differ materially. There are numerous factors, which are not within the Company's control, that may cause actual results to differ from those contemplated by such forward-looking statements, including but not limited to the rapid rate of change in computer hardware and software technology and the potential obsolescence of the Company's existing products; the development of superior products by competitors; increased competition from existing and new competitors; the lack of acceptance of the Company's new or existing products by customers; dependence on Hewlett-Packard for the availability of hardware to support the LFMS software; and adverse changes in economic conditions in the legal profession or the economy generally. The Company recently introduced its new CompuTrac LFMS for Windows software products and there can be no assurance that the CompuTrac LFMS for Windows products will be successful in competing with competitors' software products in the law firm management software market. The Company undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

       Results of Consolidated Operations

            Total revenues decreased $45,798, or 4%, from $1,113,344 for the quarter ended April 30, 1997 to $1,067,546 for the quarter ended April 30, 1998. System sales revenues decreased a nominal 1%, from $143,010 for the quarter ended April 30, 1997 to $140,922 for the quarter ended April 30, 1998. Approximately 86% of system sales in the current quarter were comprised of sales of peripheral hardware and software products and 14% of system sales were comprised of upgrades to existing client systems. In January 1998, the Company announced the release of its CompuTrac LFMS for Windows software products designed for law firms with ten or more timekeepers. The Company estimates a six month sales cycle for the new software products, measured from the time the software is demonstrated to a prospective client, to the time an order is placed, and remains cautiously optimistic that sales of these new products will improve as the current year progresses. As with the introduction of any new products, however, there can be no assurance that these new products will successfully compete with competitive products or that the Company's revenues or results of operations will improve in future periods with the CompuTrac LFMS for Windows software products.

            Services and support revenues decreased $43,710, or 5%, from $970,334 for the quarter ended April 30, 1997 to $926,624 for the quarter ended April 30, 1998. Service and support revenues are comprised of software and hardware maintenance fees, programming support charges and various other service fees such as training, installation and conversion revenues. The decrease in services and support revenues in the current quarter was attributable to a lack of new system sales revenues, which typically contribute to the services and support revenue stream.

            Cost of system sales as a percentage of system sales revenues was 54% for the three-month period ended April 30, 1997 compared to 53% for the current comparable three-month period. Cost of services and support as a percentage of services and support revenues was 7% for the three-month period ended April 30, 1997 compared to 8% for the current comparable three-month period. Cost of services and support is primarily comprised of programming and support staff costs directly associated with the performance of the requested service and certain third party costs associated with maintenance fee revenues included in services and support revenues.

            Amortization of capitalized software decreased $52,078, or 36%, from $144,844 for the quarter ended April 30, 1997 to $92,766 for the quarter ended April 30, 1998. The decrease in amortization expense was related to various capitalized software products becoming fully amortized during fiscal year 1998.

            Operating expenses increased $37,329, or 14%, from $270,940 for the quarter ended April 30, 1997 to $308,269 for the quarter ended April 30, 1998. The increase in operating expenses over the prior comparable three-month period relates primarily to a prior year programming salary accrual that was released in the quarter ended April 30, 1997.

            Selling, general and administrative expenses decreased a nominal $15,343, or 2%, from $719,893 for the quarter ended April 30, 1997 to $704,550 for the current three-month period. The decrease in selling, general and administrative expenses in the current three-month period was due to decreased advertising and legal expenses and was partially offset by increased salary costs associated with additional sales personnel to staff the Company's direct sales efforts.

            Software  research and  development costs  increased $27,006,  or
       31%, from $86,909 in the prior comparable three-month period to $113,915 in the current three-month period. The increase in software research and development costs during the quarter ended April 30, 1998 was primarily related to research and development costs associated with software products not qualifying for capitalization during the quarter. The Company will capitalize those costs associated with continued enhancements and improvements to the CompuTrac LFMS for Windows software product line. Those software costs not qualifying for capitalization will be expensed when incurred.

            Net interest inc ome decreas ed $23,112 , or 35% , from $ 66,595 for the three mont hs e nded April 30, 1997 to $43,483 for the current three-month period. Interest income was primarily comprised of interest earnings from investments in U.S. Treasury Bills, money market and certificate of deposit accounts. The decrease in interest earnings over the prior comparable quarter was primarily due to the Company utilizing investment earnings to meet current working capital requirements. Until the Company is able to improve its cash flow from operations, invested funds will continue to be utilized in meeting the Company's short-term working capital obligations.

        Recent Accounting Pronouncements

            In 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. The provision of SFAS No. 130 established new rules for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The new rules require that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS No. 130 in fiscal 1999.

       The adoption of SFAS No. 130 required no additional disclosure for the Company and did not have a material effect on the Company's financial position or results of operations.

            In 1997, the FASB issued SFAS no. 131, Disclosures About Segments of an Enterprise and Related Information. The provisions of SFAS No. 131 require public companies to use a management approach to determining their operating segments. This management approach model defines operating segments as revenue-producing components of the enterprise for which separate financial information is produced internally and are subject to evaluation by the chief operating decision maker in deciding how to allocate resources to segments. SFAS No. 131 also expands the financial and descriptive information disclosures relative to the identified operating segments. The Company adopted SFAS No. 131 in fiscal 1999. The adoption of SFAS No. 131 required no additional disclosure for the Company and did not have a material effect on the Company's financial position or results of operations.

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

       Liquidity and Capital Resources

            Net  cash  used in  operating  activities  was $159,895  for  the quarter ended April 30, 1998 compared to cash provided by operating activities of $61,361 for the prior comparable three-month period. The increase in cash used in operating activities during the current quarter compared to the prior comparable quarter was due to a higher net loss in the current quarter, a net decrease in non-cash items and to a reduction in accounts payable and deferred systems revenues over the prior comparable three-month period. Net cash used in investing activities was $61,677 for the current three-month period compared to cash provided by investing activities of $115,895 in the prior comparable three-month period. The decrease in cash provided by investing activities was primarily due to a net decrease in the liquidation of invested funds to finance current operating needs in the current quarter compared to the prior comparable quarter, partially offset by fewer additions to property, furniture and equipment and capitalized software during the current three-month period. Net cash used in financing activities was $42,918 for the quarter ended April 30, 1998 compared to cash provided by financing activities of $4,991 for the prior comparable three-month period. The increase in cash used in financing activities over the prior comparable three-month period was primarily due to the Company's purchase of $35,312 in treasury shares in the current quarter.

            The Company has not made any material commitments for capital expenditures, however, it anticipates capital expenditures in fiscal 1999 to approximate fiscal 1998 capital expenditures. The Company also anticipates continued expenditures will be made during fiscal 1999 primarily in expanding the Company's direct sales staff to promote sales of its CompuTrac LFMS for Windows software products.


                             PART II. OTHER INFORMATION


       Items 1 through 5 are not applicable.

       Item 6(a): Exhibits

            Exhibit 11 -    Calculation of weighted  average number of common
                            shares outstanding during the three-month period ended April 30, 1998 and 1997.

            Exhibit 27 -    Financial Data Schedule

       Item 6(b): Reports on Form 8-K

            No reports on Form 8-K have been filed during the quarter ended April 30, 1998.

                                CompuTrac, Inc.

                                   SIGNATURES



            In accordance with the requirements of the Securities Exchange Act of 1934, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


       Date:  June 11, 1998

                                     /S/  CompuTrac, Inc.
                                     ---------------------
                                            (Issuer)


                                     /S/  Harry W. Margolis
                                     ----------------------
                                         Harry W. Margolis
                                      Chief Executive Officer
                                     (Principal Executive Officer)


                                     /S/  George P. McGraw
                                     ----------------------
                                         George P. McGraw
                                           President
                                     (Principal Operating Officer)


                                     /S/  Cheri L. White
                                     ----------------------
                                          Cheri L. White
                                     Vice President of Finance and
                                       Chief Financial Officer

                                                         EXHIBIT 11
                                   CompuTrac, Inc.

           COMPUTATION OF EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

                                                           1998        1997
                                                          -----        -----
       Net loss                                         $(256,200)  $(191,568)
       --------                                          =========   =========

       Basic EPS
       ---------

       Three-month period ended April 30:

          Shares issued and outstanding at beginning
            of period                                    6,277,698   6,266,075

          Issuance of common stock                           8,704       7,678
                                                          --------    --------
          Weighted average number of shares
            outstanding                                  6,286,402   6,273,753
                                                         =========   =========
          Basic Earnings Per Share:

          Net loss                                      $    (.04)  $    (.03)
                                                         =========   =========

       Diluted EPS
       -----------

       Three-month period ended April 30:

          Shares issued and outstanding at beginning
            of period                                    6,277,698   6,266,075

          Issuance of common stock                           8,704       7,678
                                                          --------    --------
          Diluted weighted average number of shares
            outstanding                                  6,286,402   6,273,753
                                                         =========   =========
          Diluted Earnings Per Share:

          Net loss                                      $    (.04)  $    (.03)
                                                         =========   =========


                                                         EXHIBIT 27
                                   CompuTrac, Inc.
                               FINANCIAL DATA SCHEDULE

                                        Year Ended
                                     January 31, 1999

       Fiscal Year End                     01/31/99

       Period End                          04/30/98

       Period Type                          3-MOS

       Cash                               $    294,329

       Securities                         $  3,110,078

       Receivables                        $    668,422

       Allowances                         $     92,000

       Inventory                                     0

       Current Assets                     $  4,300,504

       PP&E                               $ 14,584,514

       Depreciation                       $ 11,017,625

       Total Assets                       $  8,350,530

       Current Liabilities                $    576,221

       Bonds                              $     93,329

       Preferred - Mandatory                         0

       Preferred                                     0

       Common                             $     69,887

       Other SE                           $  7,611,093

       Total Liabilities and Equity       $  8,350,530

       Sales                              $  1,067,546

       Total Revenue                      $  1,067,546

       CGS                                $    147,729

       Total Costs                        $    147,729

       Other Expenses                     $  1,219,500

       Loss Provision                                0

       Interest Expense                  $       4,718

       Income - pretax                   $   (256,200)

       Income - tax                                  0

       Income - continuing               $   (256,200)

       Discontinued                                  0

       Extraordinary                                 0

       Changes                                       0

       Net Income                        $   (256,200)

       EPS - Primary                     $      (0.04)

       EPS Diluted                       $      (0.04)
