Form 10KSB/A
period 1998-01-31
COMPUTRAC INC
filed 1998-07-02
CIK 720507

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

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

       Check whether the issuer (1) filed all reports required to be filed by
       Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

       Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statem ents incorpo rated by ref erence in Pa rt III of this Form 1 0-KSB or any amendment t o this Form 10-KSB [X]

       The issuer's revenues for the fiscal year ended January 31, 1998 were $4,816,343.

       As of April 23, 1998, the aggregate market value of the voting stock held by non-affiliates of the issuer was $3,473,042.

       As of April 23, 1998, the number of shares outstanding of the issuer's common stock was 6,263,103.


                    DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                     No exhibits are filed with this Amendment.

            The following items of CompuTrac, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended January 31, 1998 are hereby amended.
        Each such item is set forth herein in its entirety, as amended. No exhibits are filed with this Amendment.




                                       PART II


                                                             Page

            Item 7.  Financial Statements ...................3 - 6

            Signatures ..........................................4


       Item 7.   Financial Statements

       CONSOLIDATED BALANCE SHEETS
                                                           Year Ended January 31,
                                                             -------------------
                                                              1998        1997
                                                            --------    --------
       ASSETS

       Current assets:
         Cash and cash equivalents                        $   558,818 $    449,304
         Short-term investments                             3,226,330    4,334,869
         Accounts receivable, net of allowance for
         doubtful
           accounts of $100,000 and $180,000 at January
           31, 1998 and 1997, respectively                    513,744      722,683
         Unbilled revenue                                      13,351      122,584
       Other current assets                                   322,134      304,211
                                                             --------    ---------
           Total current assets                             4,634,377    5,933,651
       Property, furniture and equipment, net of
       accumulated                                          1,476,824    1,627,226
         depreciation
       Land held for sale                                     254,122      254,122
       Capitalized software, net of accumulated             1,833,938    1,637,025
       amortization
       Other assets                                           470,799      429,898
                                                             --------    ---------
           Total assets                                   $ 8,670,060 $ 9,881,922
                                                           ==========   ==========
       LIABILITIES AND SHAREHOLDERS' EQUITY

       Current liabilities:
         Accounts payable                                 $   183,330 $   191,349
         Accrued expenses                                     218,331      247,424
         Accrued contract completion costs                     10,000      110,400
         Deferred systems revenues                             99,006       90,744
         Short-term portion of mortgage payable                84,015       76,429
                                                            ---------  ----------
           Total current liabilities                          594,682      716,346
         Long-term portion of mortgage payable                115,546      199,561
                                                            --------- -----------
           Total liabilities                                  710,228      915,907
                                                            --------- -----------
       Commitments and contingencies (Note 9)
       Shareholders' equity:
         Preferred stock, $1.00 par value, 2,000,000
         shares authorized, no shares issued and outstanding
         Common stock, $.01 par value, 13,000,000 shares
           authorized, 6,988,706 shares issued                 69,887       69,887
         Additional paid-in capital                         9,718,527    9,846,543
         Retained earnings                                    460,507    1,503,255
                                                           ---------  -----------
                                                           10,248,921   11,419,685
         Less:  treasury shares, at cost, 711,008 and
         722,631                                          (2,289,089)  (2,453,670)
           shares, respectively
                                                           ----------  ----------
           Total shareholders' equity                       7,959,832    8,966,015
                                                           ----------  ----------
           Total liabilities and shareholders' equity     $ 8,670,060   $9,881,922
                                                           ==========   ==========



       See accompanying notes to consolidated financial statements.

       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Year Ended January 31,
                                                       --------------------------
                                                           1998          1997
                                                        ---------      --------
       Revenues:
         System sales                                  $   958,714   $    514,830
         Services and support                             3,857,629     4,133,548
                                                        ----------    -----------

                                                          4,816,343     4,648,378
                                                        ----------    -----------
       Costs and expenses:
         Cost of system sales                               609,243       355,730
         Cost of services and support                       294,313       297,121
         Amortization of capitalized software               531,148       318,079
         Operating expenses                               1,110,777     1,354,423
         Selling, general and administrative expenses     3,089,484     2,804,975
         Software research and development costs            451,358       406,998
                                                        ----------    -----------
                                                          6,086,323     5,537,326
                                                        ----------    -----------
       Loss                                            (1,269,980)      (888,948)
       Interest income, net                                 227,232       220,743
                                                        ----------    -----------
       Loss before taxes                               (1,042,748)      (668,205)
       Income taxes                                         -              -
                                                        ----------    -----------
       Net loss                                        $(1,042,748)  $  (668,205)
                                                        ===========   ===========

       Net loss per common share                        $    (0.17)  $     (0.11)
                                                        ===========   ===========

       Weighted average shares outstanding                6,302,531     6,237,291
                                                        ===========   ===========







       See accompanying notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                           Common Stock      Additional    Retained    Treasury                 Share-
                        -------------------    paid-in                -----------------------   holders'
                          Shares    Amount     capital     earnings     Shares      Amount       equity
                        ---------- --------- ----------- -----------  ---------  ------------ -----------

Balance at
  February 1, 1996      6,988,706   $69,887  $9,928,011   $2,171,460    842,106  $(2,654,769)  $9,514,589

Treasury Shares
  reissued                                      (81,468)               (119,475)     201,099      119,631
Net loss                                                    (668,205)                            (668,205)
                        ---------- --------- -----------  -----------  ---------  ------------ -----------

Balance at
  January 31, 1997      6,988,706   $69,887  $9,846,543   $1,503,255    722,631  $(2,453,670)  $8,966,015
                        ---------- --------- -----------  -----------  ---------  ------------ -----------
Purchases of treasury
  shares                                                                 50,100     ( 44,969)    ( 44,969)
Treasury shares reissued                       (128,016)                (61,723)     209,550       81,534
Net loss                                                  (1,042,748)                          (1,042,748)
                        ---------- --------- -----------  -----------  ---------  ------------ -----------

Balance at
  January 31, 1998      6,988,706   $69,887  $9,718,527   $  460,507    711,008  $(2,289,089)  $7,959,832
                        ==========  ======== ===========  ===========  =========  ============ ===========


                            -5-








       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         Year Ended January 31,
                                                          --------------------
                                                            1998          1997
                                                         ---------       --------
       Cash flows from operating activities:

         Net loss                                       $ (1,042,748)  $ (668,205)
         Adjustments to reconcile net loss to net
         cash (used in) provided by operating
           activities:
           Depreciation of property, furniture and
             equipment                                       392,053      723,610
           Amortization of capitalized software costs        531,148      318,079
           Changes in assets and liabilities:
             Accounts receivable                             208,939      438,541
             Unbilled revenue                                109,233      216,190
             Other current assets                            (17,923)     (80,189)
             Other assets                                    (40,901)     (38,642)
             Accounts payable and accrued expenses          (137,512)    (377,894)
             Deferred systems revenues                         8,262          829
                                                         -----------    ---------
           Net cash provided by operating activities          10,551      532,319
                                                         -----------    ---------
       Cash flows from investing activities:

         Additions to property, furniture and
           equipment                                        (241,651)    (460,606)
         Additions to capitalized software                  (728,061)    (804,528)
         Purchase of certificates of deposit                   -         (499,000)
         Sale of certificates of deposit                     666,000      624,000
         Sale of U.S. Treasury Bills                         442,539      188,905
         Sale of fixed assets                                  -            8,365
                                                         -----------    ---------
          Net cash provided by (used in) investing
            activities                                       138,827     (942,864)
                                                         -----------    ---------
       Cash flows from financing activities:

         Issuance of treasury shares                          81,534      119,631
         Principal payments of mortgage note payable         (76,429)     (67,747)
         Purchase of treasury shares                         (44,969)       -
                                                         -----------    ---------
          Net cash (used in) provided by financing
            activities                                       (39,864)      51,884
                                                         -----------    ---------
       Net increase (decrease) in cash and cash
         equivalents                                         109,514     (358,661)
       Cash and cash equivalents at beginning of year        449,304      807,965
                                                         -----------   ---------
       Cash and cash equivalents at end of year         $    558,818   $  449,304
                                                         ===========    =========


       Supplemental disclosures of cash flow
         information:
         Interest paid                                  $     23,061  $   43,970
         Income taxes paid                                    -            -



       See accompanying notes to consolidated financial statements.

                                     SIGNATURES

                 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  COMPUTRAC, INC.

                             By: /S/ Harry W. Margolis
                                 Harry W. Margolis
          Chairman of the Board of Directors and Chief Executive Officer

                                Date:  July 2, 1998

                 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                 Title                     Date
            -------------            -------                  -------


       /S/ Harry W. Margolis      Chairman of the Board of
            Harry W. Margolis     Directors and Chief
                                  Executive Officer           July 2, 1998


       /S/ Cheri L. White         Vice President - Finance
            Cheri L. White        and Chief Financial Officer
                                 (Principal Financial and
                                   Accounting Officer)        July 2, 1998


       /S/ Dana E. Margolis       Secretary, Treasurer
            Dana E. Margolis      and Director                July 2, 1998


       /S/ Kenneth R. Nicholas    Director                    July 2, 1998
            Kenneth R. Nicholas


       /S/ Gerald  D. Harris      Director                    July 2, 1998
            Gerald D. Harris