Form 10QSB
period 1998-07-31
COMPUTRAC INC
filed 1998-09-14
CIK 720507

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

                    For the Quarterly Period Ended July 31, 1998

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

       As of August 29, 1998 there were 6,229,438 shares of the registrant's $.01 par value common stock outstanding.

       Transitional Small Business Disclosure Format (Check  One):    Yes ___
         No  X

       ______________________________________________________________________
       ______________________________________________________________________

                                   CompuTrac, Inc.

                                        INDEX

                           PART I.  FINANCIAL INFORMATION

                                                                     Page No.

       Item 1.        Financial Statements:

                      Consolidated Balance Sheets (unaudited)  -
                         July 31, 1998 and January 31, 1998             3-4

                      Consolidated Statements of Operations
                        (unaudited) - Three-month and six-month
                        periods ended July 31, 1998 and 1997            5

                      Consolidated Statements of Cash Flows
                        (unaudited) - Six-month period ended
                        July 31, 1998 and 1997                          6-7

                      Notes to Consolidated Financial Statements
                        (unaudited)                                     8

       Item 2.        Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations                                      9-11

       Item 3. Exhibit I - Annual Report to Shareholders for the fiscal year ended January 31, 1998


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

                                   CompuTrac, Inc.

                       CONSOLIDATED BALANCE SHEETS (unaudited)

                                       ASSETS

                                                          July 31,      January 31,
                                                            1998            1998
                                                         -----------      ----------
       Current assets:

        Cash and cash equivalents                         $  202,421     $   558,818

        Short-term investments                             2,880,986       3,226,330

        Accounts receivable, net of allowance for
          doubtful accounts of $110,000 and $100,000,
          respectively                                       582,384         513,744

        Other current assets                                 331,968         335,485
                                                         -----------      ----------
          Total current assets                             3,997,759       4,634,377


       Property, furniture and equipment, net of
          accumulated depreciation of $8,214,747 and
          $8,059,618, respectively                         1,370,173       1,476,824

       Land held for sale                                    254,122         254,122

       Capitalized software, net of accumulated
          amortization of $2,967,615 and $2,782,083,
          respectively                                     1,913,278       1,833,938

       Other assets                                          484,089         470,799
                                                         -----------      ----------
       Total assets                                       $8,019,421     $ 8,670,060
                                                         ===========     ===========











       See accompanying Notes to Financial Statements (unaudited) and Management's
       Discussion and Analysis of Financial Condition and Results of Operations.



                                   CompuTrac, Inc.

                       CONSOIDATED BALANCE SHEETS (unaudited)

                        LIABILITIES AND SHAREHOLDERS' EQUITY

                                                           July 31,      January 31,
                                                             1998           1998
                                                         ------------    -----------
       Current liabilities:

         Accounts payable                                  $  103,058     $  183,330
         Accrued expenses                                     219,562        218,331
         Accrued contract completion costs                      -             10,000
         Deferred systems revenues                            184,479         99,006
         Current portion of mortgage payable                   88,085         84,015
                                                         ------------    -----------
          Total current liabilities                           595,184        594,682
         Long-term portion of mortgage payable                 70,461        115,546
                                                         ------------    -----------
          Total liabilities                                   665,645        710,228
                                                         ------------    -----------
       Shareholders' equity:

         Preferred stock, $1.00 par value, 2,000,000
          shares authorized, no shares issued and
          outstanding
         Common stock, $.01 par value, 13,000,000 shares
          authorized, 6,988,706 shares issued                  69,887         69,887
         Additional paid-in capital                         9,603,212      9,718,527
         Retained earnings (accumulated deficit)            (102,479)        460,507
                                                         ------------    -----------
                                                            9,570,620     10,248,921

         Less:  treasury shares, at cost, 759,268 and
          711,008 shares, respectively                    (2,216,844)    (2,289,089)
                                                         ------------    -----------
         Total shareholders' equity                         7,353,776      7,959,832
                                                         ------------    -----------
         Total liabilities and shareholders' equity        $8,019,421     $8,670,060
                                                         ============    ===========





       See accompanying Notes to Financial Statements (unaudited) and Management's
       Discussion and Analysis of Financial Condition and Results of Operations.



                                   CompuTrac, Inc.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (unaudited)

                                        Three-month period      Six-month period
                                          ended July 31,         ended July 31,
                                         1998        1997        1998       1997
                                      ----------  ----------  ---------- ----------
       Revenues:
         System sales                  $ 166,290   $ 570,604   $ 307,213  $ 713,614
         Services and support            969,471   1,027,247   1,896,095  1,997,581
                                      ----------  ----------  ----------  ---------
                                       1,135,761   1,597,851   2,203,308  2,711,195
                                      ----------  ----------  ----------  ---------
       Costs and expenses:
         Cost of system sales             72,830     447,908     151,367    525,654
         Cost of services and support     76,830      80,160     150,022    151,335
         Amortization of capitalized
          software                        92,766     144,012     185,532    288,856
         Operating expenses              343,287     313,974     628,107    584,914
         Selling, general and
          administrative expenses        787,386     710,026   1,511,386  1,429,918
         Software research and
          development costs              107,643      88,963     221,558    175,872
                                       ---------   ---------   ---------  ---------
                                       1,480,742   1,785,043   2,847,972  3,156,549
                                       ---------   ---------   ---------  ---------

         Loss                          (344,981)   (187,192)   (644,664)  (445,354)
         Interest income, net             38,194      59,351      81,678    125,946
                                       ---------   ---------   ---------  ---------
         Net loss                     $(306,787)  $(127,841)  $(562,986) $(319,408)
                                      ==========  ==========  ========== ==========

       Loss per share - basic and
          diluted                     $   (0.04)  $   (0.02)  $   (0.09) $   (0.05)
                                      ==========  ==========  ========== ==========
       Weighted average number of
         common shares - basic and
         diluted                       6,226,121   6,299,288   6,280,880  6,286,732
                                      ==========  ==========  ========== ==========








       See accompanying Notes to Financial Statements (unaudited) and Management's
       Discussion and Analysis of Financial Condition and Results of Operations.


                                   CompuTrac, Inc.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)

                                                            Six-month period
                                                             ended July 31,
                                                          1998           1997
                                                       -----------    -----------
       Cash flows from operating activities:

          Net loss                                      $(562,986)    $ (319,408)


          Adjustments to reconcile net loss to net cash (used in)provided by operating activities:

           Depreciation of property, furniture and
            equipment                                      156,026        222,293

           Amortization of capitalized software costs      185,532        288,856


          Changes in operating assets and liabilities:

           Accounts receivable                            (68,640)        128,739
           Other current assets                              3,517         21,941
           Other assets                                   (13,290)       (21,396)
           Accounts payable and accrued expenses          (89,041)       (89,908)
           Deferred systems revenues                        85,473        (4,050)
                                                       -----------    -----------

          Net cash (used in) provided by operating
           activities                                   $(303,409)     $  227,067
                                                       -----------    -----------










       See accompanying Notes to Financial Statements (unaudited) and
       Management's Discussion and Analysis of Financial Condition and Results of
       Operations.

                                   CompuTrac, Inc.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                     (unaudited)

                                                             Six-month period
                                                              ended July 31,
                                                             1998        1997
                                                          ----------  ----------
       Cash flows from investing activities:

           Additions to property, furniture and equipment  $(53,070)  $(205,653)
           Additions  to capitalized software              (264,872)   (400,000)
           Sale of certificates of deposit                     2,000     282,000
           Sale of U.S. Treasury Bills                       343,344     325,772
           Other                                              3,695         -
                                                          ----------  ----------
           Net cash provided by investing activities          31,097       2,119
                                                          ----------  ----------
       Cash flows from financing activities:

           Issuance of treasury shares                       37,060       57,754
           Principal payments of mortgage note payable      (41,015)    (37,311)
           Purchase of treasury shares                      (80,130)        -
                                                          ----------  ----------
           Net cash (used in) provided by financing
           activities                                       (84,085)      20,443
                                                          ----------  ----------

           Net (decrease) increase in cash                 (356,397)     249,629
                                                           =========   =========

           Cash and cash equivalents at beginning of
           period                                            558,818     449,304
                                                          ----------  ----------

           Cash and cash equivalents at end of period       $202,421  $  698,933
                                                           =========   =========

           Supplemental disclosures of cash flow
           information:
            Interest paid                                   $  8,934  $   12,431

            Income taxes paid                                   -           -






       See accompanying Notes to Financial Statements (unaudited) and
       Management's Discussion and Analysis of Financial Condition and Results of Operation.

                                CompuTrac, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



       (1) The unaudited consolidated financial information furnished herein reflects all adjustments which in the opinion of management are necessary to fairly state the Company's financial position, the changes in its financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's consolidated financial statements and notes thereto included on pages 15 through 23 of the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1998. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure which would substantially duplicate the disclosure contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1998 has been omitted. The results of operations for the three and six-month periods ended July 31, 1998 are not necessarily indicative of results for the entire year ending January 31, 1999.

                                   CompuTrac, Inc.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       Results of Consolidated Operations

            Total revenues from operations decreased $462,090, or 29%, from $1,597,851 for the quarter ended July 31, 1997 to $1,135,761 for the current quarter ended July 31, 1998. For the six month period ended July 31,1998, operating revenues decreased $507,887, or 19% from $2,711,195 at July 31, 1997 to $2,203,308 at July 31, 1998. System
       sales revenues decreased $404,314, or 71% from $570,604 for the quarter ended July 31, 1997 to $166,290 for the current quarter ended July 31, 1998. For the six months ended July 31, 1998, system sales decreased $406,401, or 57%, from $713,614 at July 31, 1997 to $307,213 at July 31, 1998. In January 1998, the Company announced the release of its CompuTrac LFMS for Windows software products. During the six months ended July 31, 1998, the Company has sold approximately $69,700 in CompuTrac LFMS for Windows software systems. The Company believes that an estimated six month sales cycle has contributed to the delay in system sales for the first half of its current fiscal year.

            Services and support revenues decreased $57,776, or 6%, from $1,027,247 for the quarter ended July 31, 1997, to $969,471 for the current quarter ended July 31, 1998. For the six month period, services and support revenues decreased $101,486, or 5%, from $1,997,581 at July 31, 1997 to $1,896,095 at July 31, 1998. The
       decrease in services and support revenues relates primarily to reduced maintenance revenues associated with maintenance contract cancellations and overall reduced services and support revenues due to diminished new sales activities for the first half of the current fiscal year as compared to the comparable prior six month period.

            Cost of system sales as a percentage of system sales revenue was 44 % for the quarter ended July 31, 1998 versus 78% for the quarter ended July 31, 1997. The higher costs in the 1997 comparable three month period were due to a significant number of upgrade sales, which have a lower gross margin than the Company's software products. In addition, the Company recognized approximately $51,000 in LFMS for Windows software sales in the current three month period, having a minimal cost attached to the software. Cost of services and support as a percentage of services and support revenues remained at 8% for both quarterly periods. Cost of services and support is primarily comprised of personnel costs directly associated with the performance of client services and certain third party costs associated with maintenance revenue included in services and support revenue.

            Amortization of capitalized software decreased $51,246, or 36%, from $144,012 for the quarter ended July 31, 1997, to $92,766 for the current quarter ended July 31, 1998. For the six month period, amortization of capitalized software decreased $103,324 or 36%, from $288,856 at July 31, 1997 to $185,532 for the current six month period. The decrease in amortization expense was related to various capitalized software products becoming fully amortized during fiscal 1998.

            Operating expenses rose $29,313, or 9% from $313,974 for the three month period ended July 31, 1997, to $343,287 for the current three month period. For the six months ended July 31, 1998, operating expenses increased $43,193, or 7% from $584,914 for the six months ended July 31, 1997 to $628,107 for the six months ended July 31, 1998. Selling, general and administrative expenses increased $77,360, or 11%, from $710,026 for the three month period ended July 31, 1997, to $787,386 for the current three month period. For the six month period, selling, general and administrative expenses increased $81,468 or 6%, from $1,429,918 at July 31, 1997 to $1,511,386 for the current six month period. The increase in selling, general and administrative expenses in the current six month period was primarily due to a salary accrual for severance compensation on a former employee, payable through the end of calendar year 1998.

            Software research and development costs rose $18,680, or 21%, from $88,963 for the three month period ended July 31, 1997 to $107,643 for the current three month period. For th e six months ended July 31, 1998, software research and development costs rose $ 45,686, or 26%, from $175,872 at July 31, 1997, to $221,558 for the current six month period. The increase in software research and development costs during the first half of the current fiscal year compared to the prior comparable fiscal period primarily relates to research and development costs associated with software products not
       qualifying for capitalization during the quarter.   The Company will
       capitalize those costs associated with continued enhancements and improvements to the CompuTrac LFMS for Windows software product line. Those software costs not qualifying for capitalization will be expensed when incurred.

            Net interest income decreased $21,157, or 36%, from $59,351 for the three month period ended July 31, 1997, to $38,194 for the current three month period. Interest income was primarily comprised of interest earnings from investments in U.S. Treasury Bills, money market and certificate of deposit accounts. The decrease in interest earnings over the prior comparable quarter was primarily due to the Company utilizing investment earnings to meet current working capital requirements. Until the Company is able to improve its cash flow from operations, invested funds will continue to be utilized to meet the Company's short-term working capital obligations.

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

       Liquidity and Capital Resources

                 Net cash used in operating activities was $303,409 for the six months ended July 31, 1998 compared to cash provided by operating activities of $227,067 for the prior comparable six month period. The increase in cash used in operating activities during the current six month period compared to the prior comparable six month period was due to a higher net loss in the current six month period, a net decrease in non-cash items and a net decrease in working capital over the prior comparable six month period. Net cash provided by investing activities was $31,097 for the current six month period, versus $2,119 in the prior comparable six month period. The increase in cash provided by investing activities was due to fewer additions to property, furniture and equipment and capitalized software during the current six month period as compared to the comparable prior six month period. This increase was partially offset by a decrease in sales of investments in certificates of deposit and U.S. Treasury Bills over the prior six month period. Net cash used in financing activities was $84,085 for the six month period ended July 31, 1998 compared to cash provided by financing activities of $20,443 for the prior comparable six month period. The increase in cash used in financing activities over the prior comparable six month period was primarily due to the Company's purchase of $80,130 in treasury shares in the current six month period.

                             PART II. OTHER INFORMATION

       Items 1 through 3 are not applicable.

       Item 4. Submission of Matters to a Vote of Security Holders

            The Annual Meeting of Stockholders of CompuTrac, Inc. was held on July 15, 1998. The record date for stockholders entitled to notice of, and to vote at, the meeting was May 29, 1998. The purpose of the meeting was to elect five directors for the ensuing year and to transact such other business as might properly come before the meeting or any adjournment thereof.

            At the meeting, the following matters were submitted to and approved by the shareholders:

            (1) The stockholders elected the persons set forth in the table below to serve as directors of the Company until the next Annual Meeting of Stockholders and until their successors have been elected and qualified:

                   Nominee             Votes For    Votes Withheld

                 Harry W. Margolis      5,164,928       6,550

                 Dana E. Margolis       5,156,613      14,865

                 Kenneth R. Nicholas    5,163,128       8,350

                 Gerald D. Harris       5,162,928       8,550

                 D. Bruce Walter        5,171,478       -0-


       Item 5 is not applicable.

       Item 6(a): Exhibits

            Exhibit 11 (Page 14-15) - Computation of Earnings per Common and Common Equivalent Share during the three-month and six-month periods ended July 31, 1998 and 1997.

       Item 6(b): Reports on Form 8-K

            No reports on form 8-K have been filed during the quarter ended July 31, 1998.

                                   CompuTrac, Inc.

                                     SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


       Date:  September 11, 1998

                            /s/    CompuTrac, Inc.
                                  ------------------
                                     (Registrant)


                            /s/   Harry W. Margolis
                                  ------------------
                                  Harry W. Margolis
                               Chief Executive Officer
                            (Principal Executive Officer)


                            /s/    D. Bruce Walter
                                  ------------------
                                   D. Bruce Walter
                                      President
                            (Principal Operating Officer)


                            /s/   Shawn E. Anderson
                                  ------------------
                                  Shawn E. Anderson
                                     Controller
                           (Principal Accounting Officer)

                                   CompuTrac, Inc.

                               FINANCIAL DATA SCHEDULE

                                           Year Ended
                                        January 31, 1999
       Fiscal Year End                         01/31/99

       Period End                              07/31/98

       Period Type                              3-MOS

       Cash                                    $   202,421

       Securities                              $ 2,880,986

       Receivables                             $   692,384

       Allowances                              $   110,000

       Inventory                                         0

       Current Assets                          $ 3,997,759

       PP&E                                    $14,719,935

       Depreciation                            $11,182,362

       Total Assets                            $ 8,019,421

       Current Liabilities                     $   595,184

       Bonds                                   $    70,461

       Preferred - Mandatory                             0

       Preferred                                         0

       Common                                  $    69,887

       Other SE                                $ 7,283,889

       Total Liabilities and Equity            $ 8,019,421

       Sales                                   $ 1,135,761

       Total Revenue                           $ 1,135,761

       CGS                                     $   149,660

       Total Costs                             $   149,660

       Other Expenses                          $ 1,331,082

       Loss Provision                                    0

       Interest Expense                        $     8,934

       Income - pretax                        $  (306,787)

       Income - tax                                      0

       Income - continuing                    $  (306,787)

       Discontinued                                      0

       Extraordinary                                     0

       Changes                                           0

       Net Income                             $  (306,787)

       EPS - Primary                          $     (0.04)

       EPS Diluted                            $     (0.04)

