Form 10QSB
period 1998-10-31
COMPUTRAC INC
filed 1998-12-15
CIK 720507

_______________________________________________________________________
                                         __
       _______________________________________________________________________
                                         __

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                  ________________

                                    FORM 10-QSB

       [X]           Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended October 31, 1998

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

       As of November 30, 1998 there were 6,519,538 shares of the registrant's $.01 par value common stock outstanding.

       Transitional Small Business Disclosure Format (Check One):
         Yes ___   No  X

       _______________________________________________________________________
                                         __
       _______________________________________________________________________
                                         __

                                   CompuTrac, Inc.

                                        INDEX

                           PART I.  FINANCIAL INFORMATION

                                                                      Page No.

       Item 1.        Financial Statements:

                      Consolidated Balance Sheets (unaudited)  -
                         October 31, 1998 and January 31, 1998             3-4

                      Consolidated Statements of Operations (unaudited) -
                        Three-month and nine-month periods ended
                        October 31, 1998 and 1997                            5

                      Consolidated Statements of Cash Flows (unaudited) -
                        Nine-month period ended October 31, 1998 and 1997  6-7

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

                                   CompuTrac, Inc.

                       CONSOLIDATED BALANCE SHEETS (unaudited)

                                       ASSETS
       [CAPTION]

                                                     October 31,      January 31,
                                                        1998             1998
                                                    ------------      -----------
       Current assets:

        Cash and cash equivalents                    $   444,718       $  558,818

        Short-term investments                         2,576,100        3,226,330

        Accounts receivable, net of allowance for
         doubtful accounts of $110,000 and
         $100,000, respectively                          597,919          513,744

        Other current assets                             302,142          335,485
                                                    ------------      -----------
         Total current assets                          3,920,879        4,634,377


       Property, furniture and equipment, net of
         accumulated depreciation of $8,270,995 and
         $8,059,618, respectively                      1,325,878        1,476,824

       Land held for sale                                254,122          254,122

       Capitalized software, net of
         accumulated amortization of $3,060,381 and
         $2,782,083, respectively                      1,938,607        1,833,938

       Other assets                                      491,444          470,799
                                                    ------------      -----------
       Total assets                                  $ 7,930,930       $8,670,060
                                                    ============      ===========











       See accompanying Notes to Financial Statements (unaudited) and
       Management's Discussion And Analysis of Financial Condition and Results of
       Operations.

                                   CompuTrac, Inc.

                       CONSOLIDATED BALANCE SHEETS (unaudited)

                         LIABILITIES AND SHAREHOLDERS EQUITY
       [CAPTION]

                                                     October 31,  January 31,
                                                        1998          1998
                                                      ---------   -----------
       Current liabilities:

        Accounts payable                             $  144,686    $  183,330
        Accrued expenses                                256,790       218,331
        Accrued contract completion costs                 -            10,000
        Deferred systems revenues                       207,750        99,006
        Current portion of mortgage payable              90,194        84,015
                                                    -----------   -----------
          Total current liabilities                     699,420       594,682
        Long-term portion of mortgage payable            47,107       115,546
                                                    -----------   -----------
          Total liabilities                             746,527       710,228
                                                    -----------   -----------

       Shareholders' equity:

        Preferred stock, $1.00 par value, 2,000,000
          shares authorized, no shares issued and
          outstanding
        Common stock, $.01 par value, 13,000,000
          shares authorized, 6,988,706 shares issued     69,887        69,887
        Additional paid-in capital                    9,535,508     9,718,527
        Retained earnings (accumulated deficit)       (285,866)       460,507
                                                    -----------   -----------
                                                      9,319,529    10,248,921

        Less:  treasury shares, at cost, 735,198
        and 711,008 shares, respectively            (2,135,126)   (2,289,089)
                                                    -----------   -----------
        Total shareholders' equity                    7,184,403     7,959,832
                                                    -----------   -----------
        Total liabilities and shareholders' equity  $ 7,930,930   $ 8,670,060
                                                    ===========   ===========







       See accompanying Notes to Financial Statements (unaudited) and
       Management's Discussion and Analysis of Financial Condition and
       Results of Operations.

                                   CompuTrac, Inc

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (unaudited)
       [CAPTION]

                                     Three-month period       Nine-month period
                                     ended October  31,       ended October 31,
                                  ------------ ----------  -----------  ---------
                                      1998        1997         1998       1997
                                   ---------   ----------   ----------  ---------
       Revenues:
        System sales                 $ 177,312  $  129,546  $  484,525  $ 843,160
        Services and support         1,000,113     962,216   2,896,208  2,959,797
                                  ------------  ----------  ----------  ---------
                                     1,177,425   1,091,762   3,380,733  3,802,957
                                  ------------  ----------  ----------  ---------
       Costs and expenses:
        Cost of system sales            97,655      49,267     249,022    574,921
        Cost of services and
         support                       112,071      72,373     262,093    223,708
        Amortization of
         capitalized software           92,766     121,146     278,298    410,002
        Operating expenses             327,196     315,086     955,303    900,000
        Selling, general and
         administrative expenses       658,576     801,132   2,169,962  2,231,050
        Software research and
         development costs             103,400     126,534     324,958    302,406
                                  ------------  ----------  ----------  ---------
                                     1,391,664   1,485,538   4,239,636  4,642,087
                                  ------------  ----------  ----------  ---------
        Loss                          (214,239)   (393,776)   (858,903)  (839,130)
        Interest income, net            30,852      45,309     112,530    171,255
                                   -----------  ---------   ---------  ---------

        Net loss                    $(183,387)  $(348,467)  $ (746,373) $(667,875)
                                   ==========   =========   ==========  =========

       Loss per share - basic and
       diluted                      $   (0.03)  $   (0.06)  $   (0.12)  $   (0.11)
                                   ==========   =========   =========   =========
       Weighted average number of
       common shares -
        basic and diluted          6,243,651    6,312,633    6,256,288  6,295,461
                                   =========    =========    =========  =========










       See accompanying Notes to Financial Statements (unaudited) and
       Management's Discussion and Analysis of Financial Condition and
       Results of Operations.

                                   CompuTrac, Inc,

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)
       [CAPTION]

                                                             Nine-month period
                                                             ended October 31,

                                                              1998        1997
                                                           ----------   ---------
       Cash flows from operating activities:

         Net loss                                          $ (746,373)  $(667,875)

         Adjustments to reconcile net loss to net cash
           (used in)provided by operating activities:

           Depreciation of property, furniture and            211,377     264,031
           equipment

           Amortization of capitalized software costs         278,298     410,002


         Changes in operating assets and liabilities:

           Accounts receivable                                (84,175)    110,330
           Unbilled revenue                                                55,617
           Other current assets                                33,343     (33,874)
           Other assets                                       (20,645)    (32,635)
           Accounts payable and accrued expenses              (10,185)   (128,875)
           Deferred systems revenues                          108,744     (11,450)
                                                           ----------  ----------
         Net cash used in operating activities             $ (229,616) $  (34,729)
                                                           ==========  ==========






       See accompanying Notes to Financial Statements
       (unaudited) and Management's Discussion and
       Analysis of Financial Condition and Results of
       Operations.

                                   CompuTrac, Inc.

                                    (unaudited)
       [CAPTION]

                                                             Nine-month period
                                                              ended October 31,
                                                              1998        1997
                                                           ----------   ---------
       Cash flows from investing activities:

         Additions to property, furniture and equipment     $ (60,431)  $(260,486)
         Additions  to capitalized software                  (382,967)   (567,819)
         Sale of certificates of deposit                       86,000     282,000
         Sale of U.S. Treasury Bills                          564,230     290,481
         Sale of fixed assets                                              56,620
         Other                                                      -          (1)
                                                           ----------   ---------
         Net cash provided by (used in) investing
         activities                                           206,832    (199,205)
                                                           ----------  ----------
       Cash flows from financing activities:

         Issuance of treasury shares                           51,074      71,010
         Principal payments of mortgage note payable          (62,260)    (56,638)
         Purchase of treasury shares                          (80,130)        -
         Net cash (used in) provided by financing
         activities                                           (91,316)     14,372
                                                            ---------   ---------
         Net decrease in cash                                (114,100)   (219,562)
                                                           ----------  ----------

         Cash and cash equivalents at beginning of period     558,818     449,304
                                                           ----------  ----------
         Cash and cash equivalents at end of period         $ 444,718  $  229,742
                                                            =========   =========
         Supplemental disclosures of cash flow information:
           Interest paid                                    $  12,532   $  17,976

           Income taxes paid                                        -           -






       See accompanying Notes to Financial Statements (unaudited) and
       Management's Discussion and Analysis of Financial Condition and Results of
       Operation.

                                CompuTrac, Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)



       (1) The unaudited consolidated financial information furnished herein reflects all adjustments which in the opinion of management are necessary to fairly state the Company's financial position, the changes in its financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's consolidated financial statements and notes thereto included on pages 15 through 23 of the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1998. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure which would substantially duplicate the disclosure contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1998 has been omitted. The results of operations for the three and nine-month periods ended October 31, 1998 are not necessarily indicative of results for the entire year ending January 31, 1999.

                                   CompuTrac, Inc.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       Results of Consolidated Operations

            Total revenues from operations increased $85,663, or 8%, from $1,091,762 for the quarter ended October 31, 1997 to $1,177,425 for the current quarter ended October 31, 1998. For the nine-month period ended October 31,1998, operating revenues decreased $422,224, or 11%
       from $3,802,957 at October 31, 1997 to $3,380,733 at October 31,  1998.
        System sales revenues increased $47,766, or 37% from $129,546 for  the quarter ended  October 31,  1997 to  $177,312 for  the current  quarter ended October 31, 1998. For the nine-months ended October 31, 1998, system sales decreased $358,635, or 43%, from $843,160 at October 31, 1997 to $484,525 at October 31, 1998. In February 1998, the Company announced the release of its CompuTrac LFMS for Windows software product line and re-organized its direct sales force, focusing on end-user customers and sales. In general, sales of the Company's software systems take anywhere from six to twelve months to complete. During the quarter ended October 31, 1998, the Company recognized a slight improvement in systems sales revenues from these efforts; however, and as previously announced, the Company signed new customer contracts of approximately $250,000 during the period. The Company anticipates that it will recognize a significant portion of the revenue attributable to these new contracts during its fourth quarter ending January 31, 1999.

            Services and support revenues increased $37,897, or 4%, from $962,216 for the quarter ended October 31, 1997, to $1,000,113 for the current quarter ended October 31, 1998. For the nine month period, services an d support revenu es decreased $63 ,589, or 2%, from $2,959,797 at October 31, 1997 to $2,896,2 08 at October 31, 1998.
       The decrease in services and support revenues relates primarily to reduced maintenance revenues and services and support revenues attributable diminished new sales activities in prior periods.

            Cost of system sales  as a percentage of  system sales revenue was 55% for the quarter ended October 31, 1998 versus 38% for the quarter ended October 31, 1997. The higher costs in the current quarterly period were due to a higher component of hardware sales, which have a lower gross margin than the Company's software products. Cost of services and support as a percentage of services and support increased from 8% to 11% in the current quarterly period. Cost of services and support is primarily comprised of personnel costs directly associated with the performance of client services and certain third party costs associated with maintenance revenue included in services and support revenue. The increase during the period was attributable to a non-recurring increase in third party costs.

            Amortization of capitalized software decreased $28,380 or 23%, from $121,146 for the quarter ended October 31, 1997, to $92,766 for the current quarter ended October 31, 1998. For the nine month period, amortization of capitalized software decreased $131,704 or 32%, from $410,002 at October 31, 1997 to $278,298 for the current nine month period. The decrease in amortization expense was related to various capitalized software products becoming fully amortized during fiscal 1998.

            Operating expenses rose $12,110, or 4% from $315,086 for the three month period ended October 31, 1997, to $327,196 for the current three month period. For the nine months ended October 31, 1998, operating expenses increased $55,303, or 6% from $900,000 for the nine months ended October 31, 1997 to $955,303 for the nine months ended October 31, 1998. Selling, general and administrative expenses decreased $142,556, or 18%, from $801,132 for the three month period ended October 31, 1997, to $658,576 for the current three month period.
        For  the  nine  month  period,  selling,  general  and  administrative expenses decreased $61,088 or 3%, from  $2,231,050 at October 31,  1997 to $2,169,962 for the current nine month period. In general, these decreases are attributable to employee attrition and reduced spending plans initiated by Company management.

            Software research and development costs decreased $23,134 or 18%, from $126,534 for the three month period ended October 31, 1997 to
       $103,400 for the  current three month  period.   For t he nine  months
       ended Oct ober 31, 1998, software research and developmen t costs rose $22,5 52 or 7% , from $ 302,406 at October 31, 1997, to $324,958 for the current nine-month period. The increase in software research and development costs primarily relates to research and development costs associated with software products not qualifying for capitalization during the quarter. The Company continues to invest in its research and development activities and those costs not qualifying for capitalization are expensed when incurred.

            Net interest income decreased $14,457, or 32%, from $45,309 for the three month period ended October 31, 1997, to $30,852 for the current three month period. Interest income was primarily comprised of interest earnings from investments in U.S. Treasury Bills, money market and certificate of deposit accounts. The decrease in interest earnings over the prior comparable quarter was primarily due to the Company utilizing investment earnings to meet current working capital requirements. Until the Company is able to improve its cash flow from operations, passive investment funds will continue to be utilized to meet the Company's short-term working capital obligations.

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

       Liquidity and Capital Resources

                 Net cash used in operating activities was $229,616 for the nine months ended October 31, 1998 compared to $34,729 for the prior comparable nine-month period. The increase in cash used in operating activities during the current nine-month period compared to the prior comparable period was attributable to a larger net loss in the current period, a net decrease in non-cash expenditures and a net decrease in working capital over the prior comparable nine-month period. Net cash provided by investing activities was $206,832 for the current nine-month period, versus a $199,205 use of cash in the prior comparable period. The increase in cash provided by investing activities was due to fewer additions to property, furniture and equipment and capitalized software during the current period and the sale of short-term investments to meet working capital needs. Net cash used in financing activities was $91,316 for the nine-month period ended October 31, 1998 compared to cash provided by financing activities of $14,372 for the prior comparable period. The increase in cash used in financing activities over the prior comparable period was primarily due to the Company's purchase of $80,130 in treasury shares in the current period.

                             PART II. OTHER INFORMATION

       Items 1 through 5 are not applicable.

       Item 6(a): Exhibits

            Exhibit 11 (Page 14-15) - Computation of Earnings per Common and Common Equivalent Share during the three-month and nine-month periods ended October 31, 1998 and 1997.

       Item 6(b): Reports on Form 8-K

            No reports on form 8-K have been filed during the quarter ended October 31, 1998.

                                   CompuTrac, Inc.

                                     SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


       Date:  December 10, 1998

                    /S/            CompuTrac, Inc.
                                    (Registrant)


                    /S/           Harry W. Margolis
                                  Harry W. Margolis
                               Chief Executive Officer
                            (Principal Executive Officer)


                    /S/            D. Bruce Walter
                                   D. Bruce Walter
                                      President
                            (Principal Operating Officer)


                    /S/           Shawn E. Anderson
                                  Shawn E. Anderson
                                     Controller
                           (Principal Accounting Officer)

                                  CompuTrac, Inc.                 EXHIBIT 11.1

                       COMPUTATION OF EARNINGS PER COMMON AND
                              COMMON EQUIVALENT SHARES
       [CAPTION]

                                                           1998        1997
                                                        ---------    ---------
       Basic EPS

       Three-month period ended October 31,

         Net loss                                       $(183,387)  $(348,467)
                                                        ==========  ==========
         Shares issued and outstanding at beginning
           of period                                     6,229,438   6,305,394
         Issuance of common stock                           14,213       7,239
                                                         ---------   ---------
         Basic weighted average number of shares
           outstanding                                   6,243,651   6,312,633
                                                        ==========   =========
         Basic Loss Per Share:

         Net loss                                       $    (.03)  $    (.06)
                                                        ==========   =========

       Nine-month period ended October 31,

         Net loss                                       $(746,373)  $(667,875)
                                                        ==========  ==========
         Shares issued and outstanding at beginning
           of period                                     6,277,698   6,266,075
         Issuance of common stock                           35,062      29,386
         Treasury stock purchases                         (56,472)           -
                                                         ---------   ---------
         Basic weighted average number of
           shares outstanding                            6,256,288   6,295,461
                                                        ==========   =========
         Basic Loss Per Share:

         Net loss                                       $    (.12)   $   (.11)
                                                        ==========   =========

                                  CompuTrac, Inc.                 EXHIBIT 11.2

                       COMPUTATION OF EARNINGS PER COMMON AND
                              COMMON EQUIVALENT SHARES
       [CAPTION]

                                                           1998        1997
                                                        ----------   ---------
       Diluted EPS

       Three-month period ended October 31,

         Net loss                                       $(183,387)  $(348,467)
                                                        ==========  ==========
         Shares issued and outstanding at beginning
           of period                                     6,229,438   6,305,394
         Issuance of common stock                           14,213       7,239
                                                         ---------   ---------
         Diluted weighted average number of shares
           Outstanding                                   6,243,651   6,312,633
                                                        ==========   =========
         Diluted Loss Per Share:

         Net loss                                       $    (.03)   $   (.06)
                                                        ==========   =========

       Nine-month period ended October 31,

         Net loss                                       $(746,373)  $(667,875)
                                                        ==========  ==========
         Shares issued and outstanding at beginning
           of period                                     6,277,698   6,266,075
         Issuance of common stock                           35,062      29,386
         Treasury stock purchases                         (56,472)           -
                                                         ---------   ---------
         Diluted weighted average number of
           shares outstanding                            6,256,288   6,295,461
                                                        ==========   =========
         Diluted Loss Per Share:

         Net loss                                       $    (.12)   $   (.11)
                                                        ==========   =========

                               FINANCIAL DATA SCHEDULE

                                           Year Ended
                                        January 31, 1999
       Fiscal Year End                        01/31/99

       Period End                             10/31/98

       Period Type                              3-MOS

       Cash                                   $   444,718

       Securities                             $ 2,576,100

       Receivables                            $   707,919

       Allowances                             $   110,000

       Inventory                                        0

       Current Assets                         $ 3,920,879

       PP&E                                   $14,849,983

       Depreciation                           $11,331,376

       Total Assets                           $ 7,930,930

       Current Liabilities                    $   699,420

       Bonds                                  $    47,107

       Preferred - Mandatory                            0

       Preferred                                        0

       Common                                 $    69,887

       Other SE                               $ 7,114,516

       Total Liabilities and Equity           $ 7,930,930

       Sales                                  $ 1,177,425

       Total Revenue                          $ 1,177,425

       CGS                                    $   209,726

       Total Costs                            $   209,726

       Other Expenses                         $ 1,181,938

       Loss Provision                                   0

       Interest Expense                      $     12,532

       Income - pretax                       $  (183,387)

       Income - tax                                     0

       Income - continuing                   $  (183,387)

       Discontinued                                     0

       Extraordinary                                    0

       Changes                                          0

       Net Income                            $  (183,387)

       EPS - Primary                         $     (0.03)

       EPS Diluted                           $     (0.03)




