Form 10KSB40
period 1999-01-31
COMPUTRAC INC
filed 1999-05-20
CIK 720507

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended January 31, 1999

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                Name of Each Exchange
              Title of Each Class                on Which Registered
              -------------------               ---------------------
         COMMON STOCK, $.01 PAR VALUE          AMERICAN STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

The issuer's revenues for the fiscal year ended January 31, 1999 were $4,911,609.

As of April 26, 1999, the aggregate market value of the voting stock held by non-affiliates of the issuer was $4,587,584.

As of April 26, 1999, the number of shares outstanding of the issuer's common stock was 6,401,774.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the issuer's Proxy Statement for the issuer's 1999 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-KSB Report.

Transitional Small Business Disclosure Format (check one)    Yes [ ]  No [X]

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

         The Company believes that, historically, it has been one of the major suppliers of computer systems and services for medium size law firms (21 to 50 timekeepers) and large size law firms (51 plus timekeepers). The majority of customer systems currently in place utilize Hewlett-Packard equipment, which the Company is authorized to resell to end-users. Prices for these systems have ranged from $60,000 for a small law firm (up to 20 timekeepers) to $650,000 or more for an integrated system for accounting and practice support applications for a large law firm. All of the systems marketed by the Company are sold in conjunction with services including a separately priced annual maintenance agreement, customized conversion services, customer training, customer support, product enhancements and software maintenance services. Annual maintenance agreements and ongoing support services relative to these systems provide the Company with a continuing source of revenue during the term of the agreement.

LAW FIRM MANAGEMENT SYSTEM

         Software which enables law firms to more efficiently perform and evaluate administrative and business functions constitutes the Company's principal products. These products are called the Law Firm Management System ("LFMS"). The Company's earlier generation products, designed for medium to large law firms, run on mini-computers in either the HP3000 Series or the HP9000 Series, while some peripheral products run on IBM-compatible micro-computers. Full interoperability support is provided for all popular network operating systems, including Novell Netware(R), Banyan Vines(TM), and Microsoft NT, thus enabling a law firm to upgrade its computer hardware without having to replace its operating system software. The Company's software applications run in several different operating system environments, including UNIX, MPE/iX(R) (native HP), MS-DOS(R), Windows(R) 95 and Windows NT. The Company's emerging product line is a next generation time and billing system designed for small and medium size law firms CompuTrac LFMS for Windows. This product, which was introduced in January 1998, is a client/server software system created exclusively with Microsoft(R) development tools operating on micro-computers with 32-bit Windows(R) 95 or Windows NT(R) operating environments.

         The core of the Company's software includes the ability to capture time and disbursements incurred on behalf of clients, billing, trust accounting, accounts payable, accounts receivable, general ledger, drill-down inquiry, profitability analysis, and management and financial reporting. Practice management software included within the LFMS software system consists of modules such as conflict of interest software developed by the Company and products developed by third-party software vendors to accomplish functions including marketing, file management, and overall better management of the client's business environment.

         Additionally, the CompuTrac LFMS for Windows products provide the ability for small and medium size law firms to manage their business using professional business products. These products were created exclusively with Microsoft development tools such as MSAccess, SQL-Server, C++, OLE and ODBC. Use of these products allow law firms to integrate with Microsoft Office products to accomplish tasks such as uploading budgets from Excel, alerting professionals within the firm when a value has reached a specified percentage of the budget, and generating client invoices as Microsoft Word files to forward to the client via the Internet.

INTELLECTUAL PROPERTY RIGHTS

         The Company regards all of its software products as proprietary. The Company does not sell or transfer title to its software. The Company's software products are generally licensed to end-users on a "right to use" basis pursuant to a perpetual non-transferable license that restricts the use of the software to the customer's operations at one or more designated computer sites. The Company relies on a combination of copyright, trademark, and trade secret laws, as well as non-disclosure agreements, to establish and maintain its proprietary rights. Computer software generally cannot be patented and existing copyright laws afford only limited protection. Also, there can be no assurance that the Company's competitors will not independently develop software that is equivalent to the Company's. Further, no assurance can be given that the Company will have the financial resources to engage in litigation against parties who may infringe its intellectual property rights. While the Company realizes that its competitive position may be affected by its ability to legally protect its software, the Company believes the impact of this protection is less significant to its commercial success than factors such as the level of experience of the Company's personnel, name recognition, and the successful development and marketing of new products.

HARDWARE

         The earlier generation LFMS software is designed for use in conjunction with various network operating systems operating with either the HP3000 or HP9000 UNIX-based computer systems, which the customer typically purchases from the Company. The CompuTrac LFMS for Windows client/server software version was designed to be installed on personal computers connected through a Microsoft or Novell network environment.

MARKETING

         The Company markets its products through presentations at state, regional and national conferences of lawyers, law firm administrators and information system managers. The Company also advertises in regional and national publications and engages in telemarketing and direct mail campaigns focused on the legal market. During fiscal 1999 and 1998, the Company expended approximately $41,000 and $366,000 in its marketing and advertising efforts to promote its products.

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

MAINTENANCE, INSTALLATION AND TRAINING

         The Company provides software maintenance for a fixed monthly fee which covers enhancements, modifications and improvements to the licensed software. Such services do not generally require customer site visits by Company personnel.

         The CompuTrac LFMS for Windows software products are installed by Company representatives on personal computers located at the law firm client site. Customer training on the products is conducted either on-site at the law firm office or at the Company's training center located at the Company's corporate offices in Richardson, Texas. All training is conducted by trained Company personnel. Additionally, law firm personnel utilize computer-based training tutorials developed by the Company for selected software modules within the CompuTrac LFMS for Windows suite of products.

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

EMPLOYEES

         As of March 31, 1999, the Company employed 57 full-time employees and 2 part-time employees of which 36 employees provided technical support and product development services, 9 were engaged in sales and marketing and 14 were employed in finance, accounting and administration. No employees are represented by a union or covered by a collective bargaining agreement. The Company believes that its relationship with its employees is good.

RESEARCH AND DEVELOPMENT

         During each of the two years ended January 31, 1999 and 1998, the Company expended approximately $1.2 million on software research, development and production costs. Net software research, development and production expenses, after capitalization of certain software development costs, amounted to $673,000 for the fiscal year ended January 31, 1999, and $451,000 for the fiscal year ended January 31, 1998. The Company anticipates its expenditures for research, development and production in fiscal 2000 will approximate current levels.

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

         This Form 10-KSB contains "forward-looking" statements, as defined in
Section 21E of the Securities Exchange Act of 1934, as amended, that are based on current expectations, estimates and projections. Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. These statements contain potential risks and uncertainties and, therefore, actual results may differ materially. There are numerous factors, which are not within the Company's control, that may cause actual results to differ from those contemplated by such forward-looking statements, including but not limited to the rapid rate of change in computer hardware and software technology and the potential obsolescence of the Company's existing products; the development of superior products by competitors; increased competition from existing and new competitors; the lack of acceptance of the Company's new or existing products by customers; dependence on Hewlett-Packard for the availability of hardware to support the LFMS software; and adverse changes in economic conditions in the legal profession or the economy generally. The Company has recently begun selling and installing its new CompuTrac LFMS for Windows software products and there can be no assurance that the CompuTrac LFMS for Windows products will be successful in competing with competitors' software products in the law firm management software market. The Company undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

YEAR 2000 ISSUES

         The Company is aware of the issues related to the programming code in existing computer systems as the year 2000 approaches. The issue is whether new or existing computer systems will correctly recognize date sensitive information when the year rolls over to 2000. Obviously, systems that do not correctly recognize this information could create data errors or even cause a system to fail. The Company relies on its internal systems in operating and monitoring all aspects of its business. The Company also relies on the external systems of its vendors, customers and other organizations with which it does business. Management has taken action to ensure both the internal readiness of its computer systems and the compliance of computer products and software sold by it to customers for handling dates beginning in the year 2000. The Company has not, and does not anticipate that, it will incur significant expense or be required to invest heavily in computer systems improvements to be year 2000 compliant. To date, no material issue has been identified as a result of the Company's efforts to identify year 2000 issues. However, despite the Company's efforts thus far to address year 2000 compliance, the Company cannot guarantee that all internal or external systems will be compliant, or that its business will not be materially adversely affected by any such non-compliance.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company owns its corporate headquarters and operating facilities located in Richardson (Dallas County), Texas. The building contains approximately 20,000 square feet and has a parking area of approximately 50,000 square feet. At January 31, 1999, these facilities were subject to a mortgage note payable with a remaining balance of approximately $115,000. The Company believes its current facility is of adequate size for the conduct its business. The Company also owns 10.97 acres of undeveloped land located in Frisco, Texas, which it has listed for sale.

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

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any legal proceedings. The Company is not aware of any pending or contemplated proceeding against it by governmental authorities concerning environmental matters. The Company knows of no legal proceedings, pending or threatened, or judgments entered against any Director or Officer of the Company in his or her capacity as such.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended January 31, 1999.


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

         At April 23, 1999, there were approximately 275 holders of record and approximately 1,000 beneficial owners of the Company's Common Stock. For the periods indicated below, the following table sets forth the high and low sales prices as reported by the American Stock Exchange.


                                                              Market Price
                                                          --------------------
                                                            High         Low
                                                          -------      -------
1998 Fiscal Year:
         First Quarter                                    2  1/4       1  1/8
         Second Quarter                                   1 15/16      1  1/16
         Third Quarter                                    1  5/16      1
         Fourth Quarter                                   1  3/16        11/16

1999 Fiscal Year:
         First Quarter                                    1  1/16         3/4
         Second Quarter                                   1               3/4
         Third Quarter                                      13/16         3/8
         Fourth Quarter                                   1  1/16         7/16


         The closing sales price per share of the Common Stock on the American Stock Exchange on April 26, 1999 was $1 1/16.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, for the fiscal years indicated, items in the Consolidated Statements of Operations expressed as a percentage of operating revenues:


                                                         Year Ended January 31,
                                                         ----------------------
                                                           1999          1998
                                                         --------      --------
Revenues:
  Systems sales                                              19%           20%
  Services and support                                       81            80
                                                          -----         -----
                                                            100           100
Costs and expenses:
  Cost of system sales                                        8            13
  Cost of services and support                                6             6
  Amortization of capitalized software                        7            11
  Operating expenses                                         22            23
  Selling, general and administrative expenses               59            64
  Software research and development costs                    14             9
                                                          -----         -----
                                                            116           126

  Loss                                                      (16)          (26)
  Interest income, net                                        3             5
                                                          -----         -----
  Net loss                                                  (13)%         (21)%
                                                          =====         =====

YEAR ENDED JANUARY 31, 1999 COMPARED TO YEAR ENDED JANUARY 31, 1998

         Total revenues rose slightly from $4.8 million in fiscal 1998 to $4.9 million in fiscal 1999, an increase of $95,000, or 2% over the prior fiscal year. System sales revenues decreased $30,000, or 3% from $959,000 in fiscal 1998 to $929,000 in fiscal 1999. The overall decrease in system sales revenue was a result of a significantly greater number of client upgrade and peripheral hardware and software sales activities in fiscal 1998 than in the current fiscal year. However, the majority of this shortfall was made up by new sales of the Company's LFMS for Windows product during the fourth quarter of the fiscal year.

         Services and support revenues increased 3%, or $125,000 from $3.9 million in fiscal 1998 to just under $4 million in fiscal 1999. Services and support revenues are comprised of software and hardware maintenance fees, programming support charges and various other service revenue fees such as training, installation and conversion revenues. The increase in services and support revenues in fiscal 1999 is attributable to increased services associated with new systems sales such as data conversion, training and installation .

         Cost of system sales as a percentage of system sales revenues was 41% in fiscal 1999 compared to 64% in the prior fiscal year. This significant decrease is associated with a greater mix of LFMS for Windows systems sales in the current year which do not have any material hardware component. Cost of services and support as a percentage of services and support revenue decreased slightly, from 8% in fiscal 1998 to 7% in fiscal 1999. Cost of services and support is primarily comprised of programming and support staff costs directly associated with the performance of the requested service and certain third party costs associated with maintenance fees included in services and support revenues.

         Amortization of capitalized software decreased $160,000, or 30%, from $531,000 in fiscal 1998 to $371,000 in fiscal 1999. This decrease is associated with capitalized software development costs during fiscal 1999 not yet subject to amortization.

         Operating expenses decreased $35,000, or 3% from just over $1.1 million in fiscal 1998 to just under $1.1 million in fiscal 1999. This overall decrease relates primarily to a decrease in depreciation expense associated with equipment that was fully depreciated during the prior fiscal year.

         Selling, general and administrative expenses decreased $190,000, or 6%, from $3.1 million in fiscal 1998 to $2.9 million in fiscal 1999. This decrease was primarily attributable to a decrease in administrative staff and marketing and advertising expenses during the year.

         Software research and development expenses increased $221,000, or 49% from $451,000 in fiscal 1998 to $673,000 in fiscal 1999. This increase primarily relates to research and development costs associated with software products not qualifying for capitalization during the year. The Company will continue to capitalize those costs associated with continued enhancements and improvements to the CompuTrac LFMS for Windows software products line.

         Net interest income decreased 34%, from $227,000 in fiscal 1998 to $151,000 in fiscal 1999 due to lower interest rates and fewer funds available for investment purposes between periods. In fiscal 1998, net interest income was comprised of approximately $240,000 of interest income, relating primarily to investment interest income, offset by approximately $23,000 of mortgage interest expense. In fiscal 1999, net interest income was comprised of approximately $168,000 of interest income, relating primarily to investment interest income, offset by approximately $17,000 of non-operating expense of which $15,000 was mortgage interest expense.

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

LIQUIDITY AND CAPITAL RESOURCES

          Cash used in operating activities was $62,000 during fiscal 1999 compared with $11,000 provided by operating activities during fiscal 1998. Although the Company reduced its net loss for the year, these cash gains were offset by a net decrease in non-cash expenses and a decrease in cash attributable to other working capital accounts. Cash provided by investing activities during fiscal 1999 was $552,000 compared to $139,000 provided during fiscal 1998. The improvement in cash provided by investing activities was primarily due to a $388,000 decrease in expenditures for property, furniture and equipment and capitalized software from the prior fiscal year. Cash used in financing activities during fiscal 1999 was $47,000 compared with $40,000 used during fiscal 1998. The increase in cash used in financing activities was primarily due to an increase in principal payments associated with the Company's mortgage note payable.

         The Company has not made any material commitments for capital expenditures, however, the Company anticipates continued expenditures will be made during fiscal 2000 in the areas of development, sales, marketing and support of its CompuTrac LFMS for Windows software products. Until the Company is able to generate consistent positive cash flow from operations, these expenditures will be funded in part by cash flow from investment activities of the Company.

         At January 31, 1999 and 1998, the Company has established a 100% valuation allowance to fully offset the net deferred tax asset balances of $1,595,000 and $1,361,000, respectively. Factors considered in management's assessment that significant uncertainties exist regarding the realization of these assets include (1) uncertainty regarding the future success and timing of sales of the Company's new Windows-based products, (2) financial and economic pressures in the Company's primary customer market (i.e. legal industry) and (3) historical operating losses over the last several years.

      Working capital and the ratio of current assets to current liabilities are as follows:

                                             Working              Current
                                             Capital               ratio
                                            ----------           --------
             At January 31:
                  1999                      $3,392,738           5.7 to 1

                  1998                      $4,039,695           7.8 to 1

      Current assets consist primarily of cash, short-term investments, accounts receivable and unbilled revenues from system sales and services.

Item 7.  Financial Statements

CONSOLIDATED BALANCE SHEETS

                                                                                      Year Ended January 31,
                                                                                  ----------------------------
                                                                                      1999            1998
                                                                                  ------------    ------------
ASSETS

Current assets:
      Cash and cash equivalents                                                   $  1,000,959    $    558,818
      Short-term investments                                                         2,092,828       3,226,330
      Accounts receivable, net of allowance for doubtful accounts
      of $131,000 and $100,000, respectively                                           672,873         513,744
      Other current assets                                                             344,350         335,485
                                                                                  ------------    ------------
        Total current assets                                                         4,111,010       4,634,377
Property, furniture and equipment, net of accumulated
      depreciation of $8,328,136 and $8,059,618, respectively                        1,288,679       1,476,824
Land held for resale                                                                   254,122         254,122
Capitalized software, net of accumulated
      amortization of $3,153,147 and $2,782,083 respectively                         1,963,937       1,833,938
Other assets                                                                           491,444         470,799
                                                                                  ------------    ------------
        Total assets                                                              $  8,109,192    $  8,670,060
                                                                                  ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                            $    216,840    $    183,330
      Accrued expenses                                                                 100,869         218,331
      Accrued contract completion costs                                                                 10,000
      Deferred systems revenues                                                        308,210          99,006
      Short-term portion of mortgage note payable                                       92,353          84,015
                                                                                  ------------    ------------
        Total current liabilities                                                      718,272         594,682
      Long-term portion of mortgage note payable                                        23,193         115,546
                                                                                  ------------    ------------
        Total liabilities                                                              741,465         710,228
                                                                                  ------------    ------------

Commitments and contingencies (Note 9)
Shareholders' equity:
      Preferred stock, $1.00 par value, 2,000,000 shares
        authorized, no shares issued and outstanding
      Common stock, $.01 par value, 13,000,000 shares
        authorized, 6,988,706 shares issued                                             69,887          69,887
      Additional paid-in capital                                                     8,782,504       9,718,527
      Retained earnings                                                               (168,178)        460,507
                                                                                  ------------    ------------
                                                                                     8,684,213      10,248,921

      Less: treasury shares, at cost, 521,509 and 711,008 shares, respectively      (1,316,486)     (2,289,089)
                                                                                  ------------    ------------
        Total shareholders' equity                                                   7,367,727       7,959,832
                                                                                  ------------    ------------
      Total liabilities and shareholders' equity                                  $  8,109,192    $  8,670,060
                                                                                  ============    ============


See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Year Ended January 31,
                                                     --------------------------
                                                         1999           1998
                                                     -----------    -----------
Revenues:
      Systems sales                                  $   928,550    $   958,714
      Services and support                             3,983,059      3,857,629
                                                     -----------    -----------
                                                       4,911,609      4,816,343
Costs and expenses:
      Cost of system sales                               382,968        609,243
      Cost of services and support                       288,662        294,313
      Amortization of capitalized software               371,064        531,148
      Operating expenses                               1,076,189      1,110,777
      Selling, general and administrative expenses     2,899,667      3,089,484
      Software research and development costs            672,751        451,358
                                                     -----------    -----------
                                                       5,691,301      6,086,323

      Loss from operations                              (779,692)    (1,269,980)
      Interest income, net                               151,007        227,232
                                                     -----------    -----------
      Net loss                                       $  (628,685)   $(1,042,748)
                                                     ===========    ===========

      Loss per share - basic and diluted             $     (0.10)   $     (0.17)
                                                     ===========    ===========

      Weighted average number of common shares -
        basic and diluted                              6,320,311      6,302,531
                                                     ===========    ===========


See accompanying notes to financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                          Additional
                                   Common Stock             Paid In       Retained               Treasury              Total
                               Shares        Amount         Capital       Earnings          Shares      Amount         Equity
                              --------------------------------------------------------------------------------------------------
Balance at February 1, 1997   6,988,706    $    69,887    $ 9,846,543    $ 1,503,255        722,631   $(2,453,670)   $ 8,966,015

Purchase of treasury stock                                                                   50,100       (44,969)       (44,969)

Treasury stock reissued                                      (128,016)                      (61,723)      209,550         81,534

Net loss                                                                  (1,042,748)                                 (1,042,748)
                              --------------------------------------------------------------------------------------------------
Balance at January 31, 1998   6,988,706         69,887      9,718,527        460,507        711,008    (2,289,089)     7,959,832

Purchase of treasury stock                                                                  158,332      (147,036)      (147,036)

Treasury stock reissued                                      (936,023)                     (347,831)    1,119,639        183,616


Net loss                                                                    (628,685)                                   (628,685)
                              --------------------------------------------------------------------------------------------------
Balance at January 31, 1999   6,988,706    $    69,887    $ 8,782,504    $  (168,178)       521,509   $(1,316,486)   $ 7,367,727
                              ==================================================================================================


See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Year Ended January 31,
                                                                   --------------------------
                                                                      1999           1998
                                                                   -----------    -----------
Cash flows from operating activities:
         Net loss                                                  $  (628,685)   $(1,042,748)
         Adjustments to reconcile net loss to net cash (used in)
           provided by operating activities:
              Depreciation of property, furniture and equipment        268,518        392,053
              Amortization of capitalized software costs               371,064        531,148
         Changes in operating assets and liabilities:
              Accounts receivable                                     (159,129)       208,939
              Unbilled revenue                                         (56,683)       109,233
              Other current assets                                      47,818        (17,923)
              Other assets                                             (20,645)       (40,901)
              Accounts payable and accrued expenses                    (93,952)      (137,512)
              Deferred systems revenues                                209,204          8,262
                                                                   -----------    -----------

         Net cash (used in) provided by operating activities           (62,490)        10,551
                                                                   -----------    -----------

Cash flows from investing activities:
         Additions to property, furniture and equipment                (80,373)      (241,651)
         Additions to capitalized software                            (501,063)      (728,061)
         Sale of certificates of deposit                               186,000        666,000
         Sale of U.S. Treasury Bills                                   947,502        442,539
                                                                   -----------    -----------

         Net cash provided by investing activities                     552,066        138,827

Cash flows from financing activities:
         Issuance of treasury shares                                   183,616         81,534
         Principal payments of mortgage note payable                   (84,015)       (76,429)
         Purchase of treasury shares                                  (147,036)       (44,969)
                                                                   -----------    -----------

         Net cash used in financing activities                         (47,435)       (39,864)
                                                                   -----------    -----------

         Net increase in cash and cash equivalents                     442,141        109,514

         Cash and cash equivalents at beginning of year                558,818        449,304
                                                                   -----------    -----------

         Cash and cash equivalents at end of year                  $ 1,000,959    $   558,818
                                                                   ===========    ===========

         Supplemental disclosures of cash flow information:
              Interest paid                                        $    15,674    $    23,061


See accompanying notes to financial statements.

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

         The Company enters into software license agreements whereby the Company licenses software to a customer, providing that customer with the right to use the software. In accordance with the provisions the American Institute of Certified Public Accountants issued Statement of Position No. 97-2 "Software Revenue Recognition" (SOP 97-2), each element of the Company's software license contracts is separately identified and accounted for based on the relative fair values of that element. Accordingly, the Company recognizes software license revenue upon delivery and installation of the software and confirmation of customer acceptance per the terms of the contract. Other contractual services may include data conversion and training conducted by Company personnel following installation of the major components of hardware and software. Revenues related to these services are deferred and recognized as revenue at the time the services are rendered, usually not exceeding one year from inception of the contract. In addition, the contract may provide for add-on software applications which are still under development and which complement the core system, but are not integral to the basic functionality of the core system. Uncompleted add-on software application revenue is deferred until delivery occurs and evidence of customer acceptance has been obtained. Unbilled revenue represents the excess of system sales contracts over progress billings. Accrued contract completion costs represent estimated software project completion costs necessary to fulfill client contract obligations.

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

    CAPITALIZED SOFTWARE

         The Company capitalizes the costs of developing and testing new or significantly enhanced software products in accordance with the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" (SFAS 86). Under SFAS 86, the costs incurred to establish the technological feasibility of a computer software product are charged to expense as incurred. After technological feasibility is established, costs of producing the computer software product are capitalized until the product is available for general release to customers. Capitalized software development costs are amortized on a product-by-product basis using the greater of the amount computed by the ratio of current year net revenue to estimated future net revenue, or the amount computed by the straight-line method over a period which approximates the estimated economic life of the products, which historically has been four years. The amount by which unamortized software costs exceed the net realizable value, if any, is recognized in the period the excess is determined.

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

    ADVERTISING EXPENSE

         The cost of advertising is expensed as incurred. The Company incurred approximately $41,000 and $366,000 in advertising costs in fiscal 1999 and 1998, respectively.

    ACCOUNTING FOR STOCK-BASED COMPENSATION

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the amount the employee must pay to acquire the stock.

    EARNINGS (LOSS) PER SHARE

         Basic earnings (loss) per common share is based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed based on the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. For the years ended January 31, 1999 and 1998, all potential common shares were anti-dilutive.

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

NOTE 2 - PROPERTY, FURNITURE AND EQUIPMENT

         Property, furniture and equipment costs are summarized as follows:

                                                                  January 31,
                                                          --------------------------
                                                              1999           1998
                                                          -----------    -----------
         Equipment                                        $ 7,101,376    $ 7,031,969

         Building                                           1,426,935      1,420,735

         Furniture, fixtures and leasehold improvements       788,504        783,738
                                                          -----------    -----------

                                                            9,316,815      9,236,442

         Less accumulated depreciation                     (8,328,136)    (8,059,618)
                                                          -----------    -----------

                                                              988,679      1,176,824

         Land                                                 300,000        300,000
                                                          -----------    -----------

                                                          $ 1,288,679    $ 1,476,824
                                                          ===========    ===========

NOTE 3 - CAPITALIZED SOFTWARE

         Capitalized software costs are summarized as follows:

                                                   January 31,
                                            --------------------------
                                               1999           1998
                                            -----------    -----------
         Capitalized software costs         $ 5,117,084    $ 4,616,021

         Less accumulated amortization       (3,153,147)    (2,782,083)
                                            -----------    -----------
                                            $ 1,963,937    $ 1,833,938
                                            ===========    ===========

NOTE 4 - INCOME TAXES

         The effective income tax rates differed from the statutory federal income tax rates for the following reasons:

                                                                January 31,
                                                              ----------------
                                                              1999        1998
                                                              ----        ----
Federal income tax benefit at statutory rate                   (34)%       (34)%

     Change in valuation allowance                              37          37

     Other                                                      (3)         (3)
                                                               ---         ---

                                                                 0%          0%
                                                               ===         ===

The components of the deferred tax accounts consist of the following:

                                                            January 31,
                                                     --------------------------
                                                        1999           1998
                                                     -----------    -----------
Deferred tax assets:
Net operating loss carryforward                      $ 1,778,000    $ 1,463,000
Accounts receivable                                       50,000         38,000
Deferred revenue                                          14,000         14,000
Fixed assets                                             365,000        405,000
Other                                                     80,000         83,000
                                                     -----------    -----------
      Total deferred tax assets                        2,287,000      2,003,000
Deferred tax liabilities:
Capitalized software costs
                                                        (660,000)      (611,000)
Other                                                    (32,000)       (31,000)
                                                     -----------    -----------

      Total deferred tax liabilities
                                                        (692,000)      (642,000)
                                                     -----------    -----------
Net deferred tax asset before valuation allowance      1,595,000      1,361,000

Less valuation allowance                               1,595,000      1,361,000
                                                     -----------    -----------
                                                     $        --    $        --
                                                     ===========    ===========

         At January 31, 1999 and 1998, the Company had net operating loss carryforwards of approximately $4,600,000 and $3,800,000, respectively, which begin to expire in 2010.

NOTE 5 - MORTGAGE NOTE PAYABLE

         Mortgage note payable consists of a new, ten year, 9.5% fixed rate mortgage secured by the Company's corporate headquarters. The amount of principal maturities for the years subsequent to January 31, 1998, are:

                                              Principal
                    Fiscal Year               Maturities
                    -----------               ----------
                       2000                    $92,353

                       2001                    $23,193

NOTE 6 - SHAREHOLDERS' EQUITY

    STOCK PURCHASE PLANS

         In December 1985, the Company's Board of Directors adopted the CompuTrac, Inc. Employee Stock Purchase Plan and in May 1991, adopted the CompuTrac, Inc. 1991 Employee Stock Purchase Plan. The Company reserved 300,000 and 500,000 shares, respectively, of its Common Stock for purchase by its employees pursuant to the terms of these plans. Under both plans, eligible participating employees of the Company may elect to have an amount up to, but not in excess of, 10% of their regular salary or wages withheld for the purpose of purchasing the Company's Common Stock. The Company contributes to the participant's account an amount of money equal to 33 1/3% of the aggregate contribution made by each participant since the immediately preceding stock purchase date. All Common Stock of the Company purchased by the participating employees pursuant to the plans may be voted by the employee; any shares not so directed to vote are not voted. During fiscal 1996, the Company amended the 1991 Employee Stock Purchase Plan to increase by 500,000 the number of shares reserved for future employee stock purchase activities. At January 31, 1999, 1,070,238 shares of the Company's Common Stock had been sold pursuant to these plans.

    1990 STOCK OPTION PLAN

         In May, 1991, the Board of Directors adopted and the shareholders approved the 1990 Stock Option Plan. Under the terms of the plan, the Company's Board of Directors is authorized to grant options to purchase up to 500,000 shares of Common Stock to key employees of the Company, including officers and directors. Option grants may be in the form of either Incentive Stock Options or Non-Statutory Stock Options. Each option granted under the Option Plan must be exercised, if at all, during a period established in the grant by the Board of Directors, but not exceeding 10 years from the date of grant. Options must be exercised by an optionee within three to twelve months after termination of employment. During fiscal 1998, the Board of Directors adopted and the shareholders approved an amendment to the Option Plan to increase by 300,000 the number of shares reserved for future stock option grants. At January 31, 1999, there were 100,713 shares available for future grant.

    STOCK REPURCHASE PROGRAM

         In December 1997, the Board of Directors authorized a stock repurchase program whereby the Company may purchase, from time-to-time, up to 600,000 shares of its outstanding Common Stock in the open marketplace over a ten year period. As of January 31, 1999, the Company had purchased 208,432 shares of its outstanding Common Stock pursuant to the terms of the program.

    STOCK-BASED COMPENSATION

         The Company measures stock-based compensation cost using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's capital stock at the grant date over the amount the employee must pay for the stock.

         Statement of Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock-Based Compensation," requires disclosure of pro forma net loss and pro forma net loss per common share as if the fair value-based method had been applied in measuring compensation cost of stock-based awards granted beginning in fiscal 1997. Management believes that 1999 and 1998 pro forma amounts are not representative of the effects of stock-based awards on future pro forma net loss and pro forma net loss per share because those pro forma amounts exclude the pro forma compensation expense related to unvested stock options granted before fiscal 1996.

         Reported and pro forma net loss and net loss per share amounts for the fiscal year ended January 31, 1999 and 1998, respectively, are set forth below:

                                            1999             1998
                                        -------------    -------------
         Reported
         Net (loss)                     $    (628,685)   $  (1,042,748)
         Net (loss) per share           $       (0.10)   $       (0.17)

         Pro forma (unaudited)
         Net (loss)                     $    (725,521)   $  (1,098,902)
         Net (loss)                     $       (0.11)   $       (0.17)

         During fiscal 1999 and 1998, the fair values of the options granted were estimated on the date of their grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

                                            1999             1998
                                        -------------    -------------
         Risk free interest rate               5.5%             5.7%
         Expected life                     5 years          6 years
         Expected volatility                    52%              55%
         Expected dividend yield                 0%               0%

Stock option activity for 1999 and 1998 is set forth below:

                                                   1999                         1998
                                        --------------------------   --------------------------
                                                  Weighted Average             Weighted Average
                                        Options    Exercise Price    Options    Exercise Price
                                        -------   ----------------   --------  ----------------
Outstanding at beginning of year        615,116       $   1.68       679,346       $   1.74
Granted                                 840,291            .62        18,785           1.11
Exercised                              (258,791)           .46            --
Canceled                               (519,120)          1.47       (83,015)          2.37
                                       --------                     --------

Outstanding at end of year              677,496            .99       615,116           1.68
                                       ========                     ========

Exercisable at end of year              372,922           1.10       535,498           1.63
                                       ========                     ========

Weighted average fair value of
  options granted during the year                     $   0.22                     $   0.61




Stock options outstanding at January 31, 1999:

                         Options Outstanding                            Options Exercisable
                    ----------------------------                     --------------------------
                                   Weighted
    Range of                   Average Remaining  Weighted Average             Weighted Average
 Exercise Price     Options    Contractual Life    Exercise Price    Options    Exercise Price
----------------    -------    -----------------  ----------------   -------   ----------------
$ 0.38 to $ 0.76    351,167        6.8 years            $ 0.29       181,818        $ 0.55

$ 0.77 to $ 1.54    230,329        5.3 years            $ 0.96       113,437        $ 1.02

$ 1.55 to $ 3.50     96,000        4.1 years            $ 2.64        77,667        $ 2.51
                    -------                                          -------

                    677,496                                          372,922
                    =======                                          =======

NOTE 7 - 401(k) RETIREMENT PLAN

         Under the terms of the Company's 401(k) Retirement Plan, eligible participating employees of the Company may elect to have an amount up to, but not in excess of, 15% of their regular salary or wages withheld for purposes of setting aside funds available at retirement. Amounts withheld are invested in one or more available investment alternatives as selected by the individual employee. Under current tax law, amounts withheld under the plan, subject to annual limitations, and any interest earnings thereon, are tax deferred until such time as distributions are made to the employee. The Company does not contribute to the employee's account. All costs and expenses of administering the plan are paid by the Company.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

NOTE 9 - TRADEMARKS

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

     REPORT OF GRANT THORNTON LLP, INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


BOARD OF DIRECTORS AND SHAREHOLDERS
COMPUTRAC, INC.


We have audited the accompanying consolidated balance sheets of CompuTrac, Inc. and subsidiary as of January 31, 1999 and 1998 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CompuTrac, Inc. and subsidiary as of January 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.


GRANT THORNTON LLP

Dallas, Texas
April 9, 1999

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          On January 5, 1998, the Company dismissed the accounting firm of Price Waterhouse LLP, Dallas, Texas, who had acted as certifying accountants for the Company for the years ending January 31, 1984 through January 31, 1997. None of the prior certifying accountants' reports on the Company's financial statements for the Prior two years contained an adverse opinion or disclaimer of opinion, or were qualified or modified as to uncertainty, audit scope or accounting principle. In connection with its audits for the two prior fiscal years and through January 5, 1998, there had been no disagreements with Price Waterhouse LLP, on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Price Waterhouse LLP, would have caused Price Waterhouse LLP, to make reference to the subject matter of such disagreements in their reports on the financial statements for such years.

          Effective January 5, 1998, the Company engaged the accounting firm of Grant Thornton LLP, Dallas, Texas, to act as certifying accountants for the year ended January 31, 1998. The change of principal accountants was approved by the Company's Board of Directors on December 29, 1997.

          There were no written or oral consultations between the Company and Grant Thornton LLP or Price Waterhouse LLP regarding the application of accounting principles to a specific completed or contemplated transaction, or to the type of audit opinion that might be rendered in connection with the Company's decision to change accounting firms.

                                    PART III

         The information required by Part III is omitted from this Report and will be included in the registrant's 1999 definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") which is expected to be filed not later than 120 days after the end of the fiscal year covered by this Report, and the information included therein is incorporated herein by reference.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required by this Item is incorporated by reference to the information under the heading "Management" in the Company's Proxy Statement for its 1999 Annual Meeting.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference to the information under the heading "Executive Compensation" in the Company's Proxy Statement for its 1999 Annual Meeting.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference to the information under the heading "Security Ownership" in the Company's Proxy Statement for its 1999 Annual Meeting.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the information under the heading "Executive Compensation-Employment Agreements" in the Company's Proxy Statement for its 1999 Annual Meeting.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


   (a)   The following documents are filed as a part of this Report:

   1.    Financial Statements:                                           Page
                                                                         ----
         Report of Grant Thornton LLP, Independent Certified Public
           Accountants                                                    21
         Consolidated Balance Sheets at January 31, 1999 and 1998          9
         Consolidated Statements of Operations for the two years
           ended January 31, 1999                                         10
         Consolidated Statements of Changes in Shareholders' Equity
           for the two years ended January 31, 1999                       11
         Consolidated Statements of Cash Flows for the two years
           ended January 31, 1999                                         12
         Notes to Consolidated Financial Statements                       13-20

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

         10.1****** - Employment Agreement and Indemnity Agreement between the
                      Registrant and Harry W. Margolis dated January 1, 1998 and February 4, 1998, respectively (filed herewith)

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

------------

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

****** Incorporated by reference to the same numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998, Commission File No. 1-9115.


MANAGEMENT CONTRACTS AND COMPENSATORY PLANS

         The documents filed as Exhibits 10.1, 10.2, 10.3, 10.4, 10.8 and 10.9 constitute management contracts or compensatory plans or arrangements within the meaning of SEC rules.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the year for which this report filed.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 COMPUTRAC, INC.

                            By: /s/ Harry W. Margolis
                                ---------------------
                                Harry W. Margolis
         Chairman of the Board of Directors and Chief Executive Officer

                              Date: April 27, 1999

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                                  Title                            Date
      ---------                                  -----                            ----
/s/ Harry W. Margolis                   Chairman of the Board of
---------------------------      Directors and Chief Executive Officer       April 27, 1999
    Harry W. Margolis


/s/ D. Bruce Walter                             President
---------------------------          (Principal Operating Officer)           April 27, 1999
    D. Bruce Walter


/s/ Steven M. Crane                      Chief Financial Officer
---------------------------  (Principal Financial and Accounting Officer)    April 27, 1999
    Steven M. Crane


/s/ Dana E. Margolis                      Secretary, Treasurer
---------------------------                  and Director                    April 27, 1999
    Dana E. Margolis


/s/ Kenneth R. Nicholas                         Director                     April 27, 1999
---------------------------
    Kenneth R. Nicholas


/s/ Gerald  D. Harris                           Director                     April 27, 1999
---------------------------
    Gerald D. Harris

                                 EXHIBIT INDEX


       EXHIBIT
       NUMBER         DESCRIPTION
       -------        -----------
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

         10.1****** - Employment Agreement and Indemnity Agreement between the
                      Registrant and Harry W. Margolis dated January 1, 1998 and
                      February 4, 1998, respectively (filed herewith)

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

------------

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

****** Incorporated by reference to the same numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998, Commission File No. 1-9115.