Form 10QSB
period 1999-04-30
COMPUTRAC INC
filed 1999-06-14
CIK 720507

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                  FORM 10-QSB

[X]                Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended April 30, 1999

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

                          Telephone No. (972) 234-4241

                                ----------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes X No
                                                                   ---

As of May 31, 1999 there were 6,401,774 shares of the registrant's $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check One):    Yes    No  X
                                                                 ---

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                CompuTrac, Inc.

                                     INDEX

                         PART I. FINANCIAL INFORMATION

                                                                       Page No.

Item 1.    Financial Statements:

                 Consolidated Balance Sheets (unaudited)  -
                    April 30, 1999 and January 31, 1999                3

                 Consolidated Statements of Operations (unaudited) -
                   Three-month periods ended April 30, 1999 and 1998   4

                 Consolidated Statements of Cash Flows (unaudited) -
                   Three-month periods ended April 30, 1999 and 1998   5

                 Notes to Consolidated Financial Statements
                   (unaudited)                                         6

Item 2.    Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                          7-8

Item 3.    Exhibit I - Annual Report to Shareholders
                   for the fiscal year ended January 31, 1999


                           PART II. OTHER INFORMATION

Item 6(a)  Exhibits                                                    9

Item 6(b)  Reports on Form 8-K                                         9

           Signatures                                                  10

---------

Note: Items 1 through 5 of Part II are omitted because they are not applicable.

                                CompuTrac, Inc.

                    CONSOLIDATED BALANCE SHEETS (unaudited)


                                                                                    April 30,    January 31,
                                                                                      1999          1999
                                                                                      ----          ----
ASSETS

Current assets:
      Cash and cash equivalents                                                   $   527,533    $ 1,000,959
      Short-term investments                                                        2,266,407      2,092,828
      Accounts receivable, net of allowance for doubtful accounts
      of $80,000 and $131,000, respectively                                           863,603        672,873
      Other current assets                                                            382,242        344,350
                                                                                  -----------    -----------
        Total current assets                                                        4,039,785      4,111,010
Property, furniture and equipment, net of accumulated
      depreciation of $8,386,229 and $8,328,136,  respectively                      1,266,118      1,288,679
Land held for resale                                                                  254,122        254,122
Capitalized software, net of accumulated
      amortization of $3,245,913 and $3,153,147 respectively                        1,989,265      1,963,937
Other assets                                                                          522,293        491,444
                                                                                  -----------    -----------
        Total assets                                                              $ 8,071,583    $ 8,109,192
                                                                                  ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                            $   148,063    $   216,840
      Accrued expenses                                                                156,036        100,869
      Accrued contract completion costs
      Deferred systems revenues                                                       276,328        308,210
      Short-term portion of mortgage note payable                                      93,270         92,353
                                                                                  -----------    -----------
        Total current liabilities                                                     673,697        718,272
      Long-term portion of mortgage note payable                                                      23,193
                                                                                  -----------    -----------
        Total liabilities                                                             673,697        741,465
                                                                                  -----------    -----------

Shareholders' equity:
      Preferred stock, $1.00 par value, 2,000,000 shares
        authorized, no shares issued and outstanding
      Common stock, $.01 par value, 13,000,000 shares
        authorized, 6,988,706 shares issued                                            69,887         69,887
      Additional paid-in capital                                                    8,744,393      8,782,504
      Retained earnings                                                               (49,076)      (168,178)
                                                                                  -----------    -----------
                                                                                    8,765,204      8,684,213

      Less:  treasury shares, at cost, 606,905 and 521,509 shares, respectively    (1,367,318)    (1,316,486)
                                                                                  -----------    -----------
        Total shareholders' equity                                                  7,397,886      7,367,727
                                                                                  -----------    -----------
      Total liabilities and shareholders' equity                                  $ 8,071,583    $ 8,109,192
                                                                                  ===========    ===========


See accompanying Notes to Financial Statements (unaudited) and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                CompuTrac, Inc.

               CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                          Three-month period
                                                            ended April 30,
                                                          1999          1998
                                                          ----          ----
Revenues:
      Systems sales                                  $   312,272   $   140,922
      Services and support                             1,141,264       926,624
                                                     -----------   -----------
                                                       1,453,536     1,067,546
Costs and expenses:
      Cost of systems sales                               38,432        74,537
      Cost of services and support                        58,944        73,192
      Amortization of capitalized software                92,766        92,766
      Operating expenses                                 322,306       308,269
      Selling, general and administrative expenses       720,755       704,550
      Software research and development costs            131,730       113,915
                                                     -----------   -----------
                                                       1,364,933     1,367,229

      Income (loss) from operations                       88,603      (299,683)
      Interest income, net                                30,499        43,483
                                                     -----------   -----------
      Net income (loss)                              $   119,102   $  (256,200)
                                                     ===========   ===========

      Income (loss) per share - basic and diluted    $      0.02   ($     0.04)
                                                     ===========   ===========

      Weighted average number of common shares -
        basic and diluted                              6,596,908     6,257,897
                                                     ===========   ===========

See accompanying Notes to Financial Statements (unaudited) and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                CompuTrac, Inc.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                        Three-month period
                                                                          ended April 30,
                                                                        1999          1998
                                                                        ----          ----
Cash flows from operating activities:
         Net income (loss)                                         $   119,102    $  (256,200)
         Adjustments to reconcile net loss to net cash (used in)
           provided by operating activities:
              Depreciation of property, furniture and equipment         58,093         83,158
              Amortization of capitalized software costs                92,766         92,766
         Changes in operating assets and liabilities:
              Accounts receivable                                     (190,730)       (62,678)
              Other current assets                                     (37,892)        15,810
              Other assets                                             (30,849)       (12,338)
              Accounts payable and accrued expenses                    (13,610)       (86,797)
              Deferred systems revenues                                (31,882)        66,384
                                                                   -----------    -----------

         Net cash used in operating activities                         (35,002)      (159,895)

Cash flows from investing activities:
         Additions to property, furniture and equipment                (35,532)       (31,151)
         Additions to capitalized software                            (118,094)      (146,778)
         Purchase of certificates of deposit                          (800,000)       (12,000)
         Sale of U.S. Treasury Bills                                   626,421        128,252
                                                                   -----------    -----------

         Net cash used in investing activities                        (327,205)       (61,677)

Cash flows from financing activities:
         Issuance of treasury shares                                    18,042         12,659
         Principal payments of mortgage note payable                   (22,276)       (20,265)
         Purchase of treasury shares                                  (106,985)       (35,312)
                                                                   -----------    -----------

         Net cash used in financing activities                        (111,219)       (42,918)
                                                                   -----------    -----------

         Net decrease in cash and cash equivalents                    (473,426)      (264,490)

         Cash and cash equivalents at beginning of year              1,000,959        558,819
                                                                   -----------    -----------

         Cash and cash equivalents at end of year                  $   527,533    $   294,329
                                                                   ===========    ===========

         Supplemental disclosures of cash flow information:
              Interest paid                                        $     2,716    $     4,718

See accompanying Notes to Financial Statements (unaudited) and Management's Discussion and Analysis of Financial Condition and Results of Operation.

                                CompuTrac, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1) The unaudited consolidated financial information furnished herein reflects all adjustments which in the opinion of management are necessary to fairly state the Company's financial position, the changes in its financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's consolidated financial statements and notes thereto included on pages 9 through 20 of the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1999. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure which would substantially duplicate the disclosure contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1999 has been omitted. The results of operations for the three-month period ended April 30, 1999 are not necessarily indicative of results for the entire year ending January 31, 2000.

                                CompuTrac, Inc.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Consolidated Operations

         Total revenues from operations increased $385,990, or 36%, from $1,067,546 for the quarter ended April 30, 1998 to $1,453,536 for the current quarter ended April 30, 1999. Systems sales revenues increased $171,350, or 122% from $140,922 for the quarter ended April 30, 1998 to $312,272 for the current quarter ended April 30, 1999. Services and support revenues increased $214,640, or 23%, from $926,624 for the quarter ended April 30, 1998, to $1,141,264 for the current quarter ended April 30, 1999. Both the increases in systems sales and service and support revenues are attributable to an increase in the number of new systems sales and related installation services of the Company's LFMS for Windows software products during the period.

         Cost of systems sales as a percentage of system sales revenue was 12% for the quarter ended April 30, 1999 versus 53% for the quarter ended April 30, 1998. Systems sales revenues in the prior period were composed primarily of upgrade and hardware sales, which have a significantly lower gross margin than the Company's software products. Cost of services and support as a percentage of services and support revenues decreased from 8% to 5% between periods. The percentage decrease is attributable to the increased revenues and a decrease in certain third party costs associated with maintenance revenue included in services and support revenue.

         Amortization of capitalized software was unchanged, totaling $92,766 for each period, as software development costs capitalized between periods are not yet subject to amortization.

         Operating expenses rose $14,037, or 5% from $308,269 for the three-month period ended April 30, 1998, to $322,306 for the current three-month period. The increase is primarily attributable to an increase in software development personnel and related expenses between periods. Selling, general and administrative expenses increased $16,205, or 2%, from $704,550 for the three-month period ended April 30, 1998, to $720,755 for the current three-month period. The slight increase in selling, general and administrative expenses in the current period was primarily due to an increase in sales and support travel expenses associated with the increase in sales volume during the period.

         Software research and development costs rose $17,815, or 16%, from $113,915 for the three-month period ended April 30, 1998 to $131,730 for the current three-month period. The increase in software research and development costs primarily relates to research and development costs associated with software products not qualifying for capitalization during the quarter. The Company capitalizes those costs associated with continued enhancements and improvements to the CompuTrac LFMS for Windows software product line. Those software costs not qualifying for capitalization are expensed when incurred.

         Net interest income decreased $12,984, or 30%, from $43,483 for the three-month period ended April 30, 1998, to $30,499 for the current three-month period. The decrease in interest earnings over the prior comparable quarter was primarily due to a decrease in funds available for investment purposes between periods.

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

Liquidity and Capital Resources

         Net cash used in operating activities was $35,002 for the three-months ended April 30, 1999 compared to cash used of $159,895 for the prior comparable period. The decrease in cash used in operating activities during the period was attributable to the recognition of net income during the period versus a net loss. Net cash used in investing activities was $327,205 for the current period versus $61,677 in the prior comparable period. The increase in cash used in investing activities was due to an increase in the net purchases of short-term investments. Net cash used in financing activities was $111,219 compared to $42,918 in the prior period. The increase in cash used in financing activities was due to an increase in the amount of funds used to purchase treasury shares during the period.

                           PART II. OTHER INFORMATION

Items 1 through 5 are not applicable.

Item 6(a): Exhibits

         Exhibit 11 -  Calculation of weighted average number of common shares outstanding during the three-month periods ended
                       April 30, 1999 and 1998.

         Exhibit 27 -  Financial Data Schedule

Item 6(b): Reports on Form 8-K

         No reports on form 8-K have been filed during the quarter ended April 30, 1999

                                CompuTrac, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  June 14, 1999

                              /s/ CompuTrac, Inc.

                              --------------------
                                  (Registrant)


                           /s/ Harry W. Margolis

                             ---------------------
                               Harry W. Margolis
                            Chief Executive Officer
                         (Principal Executive Officer)


                            /s/ D. Bruce Walter

                              --------------------
                                D. Bruce Walter
                                   President
                         (Principal Operating Officer)


                             /s/ Shawn E. Anderson

                             ----------------------
                               Shawn E. Anderson
                                   Controller
                         (Principal Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
Exhibit 11 -        Calculation of weighted average number of common shares
                    outstanding during the three-month periods ended
                    April 30, 1999 and 1998

Exhibit 27 -        Financial Data Schedule