Form 10QSB
period 1999-07-31
COMPUTRAC INC
filed 1999-09-14
CIK 720507

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                   FORM 10-QSB

                [X] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended July 31, 1999

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

                          Telephone No. (972) 234-4241

                                ----------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

As of August 31, 1999 there were 6,390,947 shares of the registrant's $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

================================================================================

                                 CompuTrac, Inc.

                                      INDEX

                          PART I. FINANCIAL INFORMATION


                                                                                                         Page No.
Item 1.           Financial Statements:

                           Consolidated Balance Sheets (unaudited)  -
                              July 31, 1999 and January 31, 1999                                             3

                           Consolidated Statements of Operations (unaudited) -
                             Three-month periods ended July 31, 1999 and 1998                                4

                           Consolidated Statements of Cash Flows (unaudited) -
                             Three-month periods ended July 31, 1999 and 1998                                5

                           Notes to Consolidated Financial Statements
                             (unaudited)                                                                     6

Item 2.           Management's Discussion and Analysis of
                             Financial Condition and Results of
                             Operations                                                                      7-8

Item 3.           Exhibit I - Annual Report to Shareholders
                           for the fiscal year ended January 31, 1999


                                     PART II. OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders                                        9

Item 6(a)         Exhibits                                                                                   9

Item 6(b)         Reports on Form 8-K                                                                        9

                  Signatures                                                                                10


---------------

Note: Items 1 through 3 and Item 5 of Part II are omitted because they are not applicable.

                                 CompuTrac, Inc.

                     CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                                    July 31,        January 31,
                                                                                      1999             1999
                                                                                   -----------      -----------
ASSETS

Current assets:
      Cash and cash equivalents                                                    $ 1,587,360      $ 1,000,959
      Short-term investments                                                         1,188,625        2,092,828
      Accounts receivable, net of allowance for doubtful accounts
      of $82,000 and $131,000, respectively                                          1,042,536          672,873
      Other current assets                                                             323,262          344,350
                                                                                   -----------      -----------
        Total current assets                                                         4,141,783        4,111,010
Property, furniture and equipment, net of accumulated
      depreciation of $8,443,522 and $8,328,136,  respectively                       1,228,476        1,288,679
Land held for resale                                                                   254,122          254,122
Capitalized software, net of accumulated
      amortization of $3,338,679 and $3,153,147, respectively                        2,089,594        1,963,937
Other assets                                                                           529,333          491,444
                                                                                   -----------      -----------
        Total assets                                                               $ 8,243,308      $ 8,109,192
                                                                                   ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                             $   260,021      $   216,840
      Accrued expenses                                                                 144,693          100,869
      Accrued contract completion costs
      Deferred systems revenues                                                        258,740          308,210
      Short-term portion of mortgage note payable                                       70,461           92,353
                                                                                   -----------      -----------
        Total current liabilities                                                      733,915          718,272
      Long-term portion of mortgage note payable                                                         23,193
                                                                                   -----------      -----------
        Total liabilities                                                              733,915          741,465
                                                                                   -----------      -----------

Shareholders' equity:
      Preferred stock, $1.00 par value, 2,000,000 shares
        authorized, no shares issued and outstanding
      Common stock, $.01 par value, 13,000,000 shares
        authorized, 6,988,706 shares issued                                             69,887           69,887
      Additional paid-in capital                                                     8,717,325        8,782,504
      Retained earnings                                                                 54,350         (168,178)
                                                                                   -----------      -----------
                                                                                     8,841,562        8,684,213

      Less: treasury shares, at cost, 603,852 and 521,509 shares, respectively      (1,332,169)      (1,316,486)
                                                                                   -----------      -----------
        Total shareholders' equity                                                   7,509,393        7,367,727
                                                                                   -----------      -----------
      Total liabilities and shareholders' equity                                   $ 8,243,308      $ 8,109,192
                                                                                   ===========      ===========

See accompanying Notes to Financial Statements (unaudited) and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                 CompuTrac, Inc.

                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                         Three-month period                Six-month period
                                                            ended July 31,                  ended July 31,
                                                         1999            1998             1999            1998
                                                     -----------     -----------      -----------     -----------
Revenues:
    Systems sales                                    $   413,724     $   166,290      $   725,996     $   307,213
    Services and support                               1,071,655         969,471        2,212,919       1,896,095
                                                     -----------     -----------      -----------     -----------
                                                       1,485,379       1,135,761        2,938,915       2,203,308
Costs and expenses:
    Cost of system sales                                 235,216          72,830          273,648         151,367
    Cost of services and support                          63,868          76,830          122,812         150,022
    Amortization of capitalized software                  92,766          92,766          185,532         185,532
    Operating expenses                                   306,589         343,287          628,895         628,107
    Selling, general and administrative expenses         614,638         787,386        1,335,393       1,511,386
    Software research and development costs              101,400         107,643          233,130         221,558
                                                     -----------     -----------      -----------     -----------
                                                       1,414,477       1,480,742        2,779,410       2,847,972

    Income (loss) from operations                         70,902        (344,981)         159,505
                                                                                                         (644,664)
    Interest income, net                                  32,524          38,194           63,023          81,678
                                                     -----------     -----------      -----------     -----------
    Net income (loss)                                $   103,426     $  (306,787)     $   222,528     $  (562,986)
                                                     ===========     ===========      ===========     ===========

    Income (loss) per share - basic and diluted      $      0.02     ($     0.05)     $      0.03     ($     0.09)
                                                     ===========     ===========      ===========     ===========

    Weighted average number of common shares -
      Basic                                            6,517,406       6,226,121        6,557,157       6,280,880
                                                     ===========     ===========      ===========     ===========

      Diluted                                          6,569,019       6,226,121        6,582,964       6,280,880
                                                     ===========     ===========      ===========     ===========

See accompanying Notes to Financial Statements (unaudited) and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                 CompuTrac, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                           Six-month period
                                                                            ended July 31,
                                                                         1999             1998
                                                                     -----------      -----------
Cash flows from operating activities:
         Net income (loss)                                           $   222,528      $  (562,986)
         Adjustments to reconcile net loss to net cash (used in)
           provided by operating activities:
              Depreciation of property, furniture and equipment          115,386          156,026
              Amortization of capitalized software costs                 185,532          185,532
         Changes in operating assets and liabilities:
              Accounts receivable                                       (369,663)         (68,640)
              Other current assets                                        21,088            3,517
              Other assets                                               (37,889)         (13,290)
              Accounts payable and accrued expenses                       87,005          (89,041)
              Deferred systems revenues                                  (49,470)          85,473
                                                                     -----------      -----------

         Net cash provided by (used in) operating activities             174,517         (303,409)

Cash flows from investing activities:
         Additions to property, furniture and equipment                  (55,183)         (53,070)
         Additions to capitalized software                              (311,189)        (264,872)
         (Purchase) sale of certificates of deposit                     (500,000)           2,000
         Sale of U.S. Treasury Bills                                   1,404,203          343,344
         Other                                                                              3,695
                                                                     -----------      -----------

         Net cash provided by investing activities                       537,831           31,097

Cash flows from financing activities:
         Issuance of treasury shares                                      36,284           37,060
         Principal payments of mortgage note payable                     (45,085)         (41,015)
         Purchase of treasury shares                                    (117,146)         (80,130)
                                                                     -----------      -----------

         Net cash used in financing activities                          (125,947)         (84,085)
                                                                     -----------      -----------

         Net increase (decrease) in cash and cash equivalents            586,401         (356,397)

         Cash and cash equivalents at beginning of period              1,000,959          558,818
                                                                     -----------      -----------

         Cash and cash equivalents at end of period                  $ 1,587,360      $   202,421
                                                                     ===========      ===========

         Supplemental disclosures of cash flow information:
              Interest paid                                          $     4,753      $     8,934
                                                                     ===========      ===========

See accompanying Notes to Financial Statements (unaudited) and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                 CompuTrac, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1) The unaudited consolidated financial information furnished herein reflects all adjustments which in the opinion of management are necessary to fairly state the Company's financial position, the changes in its financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's consolidated financial statements and notes thereto included on pages 9 through 20 of the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1999. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure which would substantially duplicate the disclosure contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1999 has been omitted. The results of operations for the three and six-month period ended July 31, 1999 are not necessarily indicative of results for the entire year ending January 31, 2000.

                                 CompuTrac, Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Consolidated Operations

         Total revenues from operations increased $349,618, or 31%, from $1,135,761 for the quarter ended July 31, 1998 to $1,485,379 for the current quarter ended July 31, 1999. For the six-month period ended July 31, 1999, total revenues from operations increased $735,607, or 33%, from $2,203,308 for the six-months ended July 31, 1998 to $2,938,915. Total sales revenues increased $247,434, or 149% from $166,290 for the quarter ended July 31, 1998 to $413,724 for the current quarter ended July 31, 1999. For the six-month period ended July 31, 1999, total sales revenues increased $418,783, or 136%, from $307,213 for the six-months ended July 31, 1998. Services and support revenues increased $102,184, or 11%, from $969,471 for the quarter ended July 31, 1998, to $1,071,655 for the current quarter ended July 31, 1999. For the six-month period ended July 31, 1999, services and support revenues increased $316,824, or 17%, from $1,896,095 for the six-months ended July 31, 1998 to $2,212,919. Both the increases in systems sales and service and support revenues are attributable to an increase in the number of new systems sales and related installation services of the Company's LFMS for Windows software products during the period.

         Cost of systems sales as a percentage of system sales revenue was 57% for the quarter ended July 31, 1999 versus 44% for the quarter ended July 31, 1998. Systems sales revenues in the current period contained a greater amount of upgrade and hardware sales, which have a significantly lower gross margin than the Company's software products. Similarly, cost of systems sales as a percentage of system sales revenue was 38% for the six-month period ended July 31, 1999 versus 49% in the prior comparable period. This decrease is attributable to a higher component of software sales during the current six-month period. Cost of services and support as a percentage of services and support revenues decreased from 8% to 6% between both quarterly and the six-month periods. The percentage decrease is attributable to the increased revenues and a decrease in certain third party costs associated with maintenance revenue included in services and support revenue.

         Amortization of capitalized software was unchanged, totaling $92,766 for each quarterly period and $185,532 for each six-month period, as software development costs capitalized between periods are not yet subject to amortization.

         Operating expenses decreased $36,698, or 11% from $343,287 for the three-month period ended July 31, 1998, to $306,589 for the current three-month period. For the six-months ended July 31, 1999, operating expenses were almost unchanged at $628,895 compared with $628,107 during the prior six-months ended July 31, 1998. The quarterly variance is primarily attributable to a fluctuation in software development personnel between periods. Selling, general and administrative expenses decreased $172,748, or 22%, from $787,386 for the three-month period ended July 31, 1998, to $614,638 for the current three-month period. For the six-months ended July 31, 1999, selling, general and administrative expenses decreased $175,993 or 12% from $1,511,386 in the comparable prior period to $1,335,393. This decrease is in accordance with a planned overall decrease in expenditures between periods as well as the absence of a non-recurring expense accrual recognized during the quarter ending July 31, 1998.

         Software research and development costs decreased $6,243, or 6%, from $107,643 for the three-month period ended July 31, 1998 to $101,400 for the current three-month period. For the six-months ended July 31, 1999, software research and development costs increased $11,572 or 5% from $221,558 in the comparable prior period to $233,130 in the current period. This increase in software research and development costs primarily relates to research and development costs associated with software products not qualifying for capitalization during the quarter. The Company capitalizes those costs associated with continued enhancements and improvements to the CompuTrac LFMS for Windows software product line. Those software costs not qualifying for capitalization are expensed when incurred.

         Net interest income decreased $5,670, or 15%, from $38,194 for the three-month period ended July 31, 1998, to $32,524 for the current three-month period. For the six-months, net interest income decreased $18,655 or 23% from the prior comparable period. The decrease in interest earnings was primarily due to a decrease in funds available for investment purposes between periods.

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

Liquidity and Capital Resources

         Net cash provided by operating activities was $174,517 for the six-months ended July 31, 1999 compared to cash used of $303,409 for the prior comparable period. The increase in cash provided by operating activities during the period was attributable to the recognition of net income during the period versus a net loss. Net cash provided by investing activities was $537,831 for the current period versus $31,097 in the prior comparable period. The increase in cash provided by investing activities was due to an increase in the net sales of short-term investments. Net cash used in financing activities was $125,947 compared to $84,085 in the prior period. The increase in cash used in financing activities was due to an increase in the amount of funds used to purchase treasury shares during the period.

                           PART II. OTHER INFORMATION

Items 1 through 3 are not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Stockholders of CompuTrac, Inc. was held on July 15, 1999. The record date for stockholders entitled to notice of, and to vote at, the meeting was May 28, 1999. The purpose of the meeting was to elect five directors for the ensuing year, to approve the adoption of the Company's 1999 Stock Option Plan, and to transact such other business as might properly come before the meeting or any adjournment thereof. At the meeting, the following matters were submitted to and approved by the company's stockholders:

     1) The stockholders elected the following persons set forth in the table below to serve as directors of the company until the next Annual Meeting of Stockholders and until their successors have been elected and qualified:

                                                            VOTES
          NOMINEE                          VOTES FOR     WITHHELD
          -------                          ---------     --------
          Harry W. Margolis                6,042,015       10,626
          Dana E. Margolis                 6,043,515        9,126
          D. Bruce Walter                  6,049,465        3,176
          Kenneth R. Nicholas              6,044,515        8,126
          Gerald D. Harris                 6,044,515        8,126

     2) The stockholders approved the adoption of the company's 1999 Stock Option Plan:

DESCRIPTION                           VOTES
-----------                           -----
Votes For                         3,364,925
Votes Against                       153,107
Abstain                              12,985

Item 6(a): Exhibits

         Exhibit 11 -      Calculation of weighted average number of common
                           shares outstanding during the three-month and six-month periods ended July 31, 1999 and 1998.

         Exhibit 27  -     Financial Data Schedule

Item 6(b): Reports on Form 8-K

         No reports on form 8-K have been filed during the quarter ended July 31, 1999

                                 CompuTrac, Inc.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  September 10, 1999

                               /s/ CompuTrac, Inc.
                              --------------------
                                  (Registrant)


                              /s/ Harry W. Margolis
                              --------------------
                                Harry W. Margolis
                             Chief Executive Officer
                          (Principal Executive Officer)


                               /s/ D. Bruce Walter
                              ---------------------
                                 D. Bruce Walter
                                    President
                          (Principal Operating Officer)


                              /s/ Shawn E. Anderson
                             ----------------------
                                Shawn E. Anderson
                                   Controller
                         (Principal Accounting Officer)

                               INDEX TO EXHIBITS

     EXHIBIT NO.                             DESCRIPTION
     -----------                             -----------
         11                Calculation of weighted average number of common
                           shares outstanding during the three-month and
                           six-month periods ended July 31, 1999 and 1998.

         27                Financial Data Schedule