Form 10QSB
period 1999-10-31
COMPUTRAC INC
filed 1999-12-15
CIK 720507

     ======================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                   FORM 10-QSB

                 [X] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended October 31, 1999

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

                          Telephone No. (972) 234-4241

                                ----------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes X No
                                                                   -----

As of December 3, 1999 there were 6,406,995 shares of the registrant's $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check One):    Yes    No  X
                                                                 ---

================================================================================

                                 CompuTrac, Inc.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                Page No.
Item 1.     Financial Statements:

                     Consolidated Balance Sheets (unaudited)  -
                        October 31, 1999 and January 31, 1999                      3

                     Consolidated Statements of Operations (unaudited) -
                       Three-month and nine-month periods ended October
                       31, 1999 and 1998                                           4

                     Consolidated Statements of Cash Flows (unaudited) -
                       Three-month and nine-month periods ended October
                       31, 1999 and 1998                                           5

                     Notes to Consolidated Financial Statements
                       (unaudited)                                                 6

Item 2.     Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations                                                7-8

Item 3.     Exhibit I - Annual Report to Shareholders
                     for the fiscal year ended January 31, 1999


                           PART II. OTHER INFORMATION

Item 6(a)   Exhibits                                                              9

Item 6(b)   Reports on Form 8-K                                                   9

            Signatures                                                           10

------

Note:  Items 1 through 5 of Part II are omitted because they are not applicable.

                                 CompuTrac, Inc.

                     CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                                         October 31,      January 31,
                                                                                            1999              1999
                                                                                         -----------      -----------
ASSETS

Current assets:
      Cash and cash equivalents                                                          $   455,346      $ 1,000,959
      Short-term investments                                                               2,197,151        2,092,828
      Accounts receivable, net of allowance for doubtful accounts
      of $96,000 and $131,000, respectively                                                  965,000          672,873
      Other current assets                                                                   450,057          344,350
                                                                                         -----------      -----------
        Total current assets                                                               4,067,554        4,111,010
Property, furniture and equipment, net of accumulated
      depreciation of $8,498,047 and $8,328,136,  respectively                             1,186,677        1,288,679
Land held for resale                                                                         254,122          254,122
Capitalized software, net of accumulated
      amortization of $3,431,445 and $3,153,147 respectively                               2,114,923        1,963,937
Other assets                                                                                 532,208          491,444
                                                                                         -----------      -----------
        Total assets                                                                     $ 8,155,484      $ 8,109,192
                                                                                         ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                                   $   109,212      $   216,840
      Accrued expenses                                                                       164,704          100,869
      Deferred systems revenues                                                              273,814          308,210
      Short-term portion of mortgage note payable                                             47,107           92,353
                                                                                         -----------      -----------
        Total current liabilities                                                            594,837          718,272
      Long-term portion of mortgage note payable                                                               23,193
                                                                                         -----------      -----------
        Total liabilities                                                                    594,837          741,465
                                                                                         -----------      -----------

Shareholders' equity:
      Preferred stock, $1.00 par value, 2,000,000 shares
        authorized, no shares issued and outstanding
      Common stock, $.01 par value, 13,000,000 shares
        authorized, 6,988,706 shares issued                                                   69,887           69,887
      Additional paid-in capital                                                           8,686,615        8,782,504
      Retained earnings                                                                       93,457         (168,178)
                                                                                         -----------      -----------
                                                                                           8,849,959        8,684,213

      Less:  treasury shares, at cost, 586,845 and 521,509 shares, respectively           (1,289,312)      (1,316,486)
                                                                                         -----------      -----------
        Total shareholders' equity                                                         7,560,647        7,367,727
                                                                                         -----------      -----------
      Total liabilities and shareholders' equity                                         $ 8,155,484      $ 8,109,192
                                                                                         ===========      ===========

See accompanying Notes to Financial Statements (unaudited) and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                 CompuTrac, Inc.

                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)


                                                               Three-month period                Nine-month period
                                                                 ended October 31,               ended October 31,
                                                               1999            1998             1999            1998
                                                           -----------     -----------      -----------     -----------
Revenues:
     Systems sales                                         $   231,704     $   177,312      $   957,700     $   484,525
     Services and support                                    1,047,997       1,000,113        3,260,916       2,896,208
                                                           -----------     -----------      -----------     -----------
                                                             1,279,701       1,177,425        4,218,616       3,380,733
Costs and expenses:
     Cost of system sales                                       90,084          97,655          363,732         249,022
     Cost of services and support                               61,659         112,071          184,471         262,093
     Amortization of capitalized software                       92,766          92,766          278,298         278,298
     Operating expenses                                        298,517         327,196          927,412         955,303
     Selling, general and administrative expenses              603,351         658,576        1,938,744       2,169,962
     Software research and development costs                   127,000         103,400          360,130         324,958
                                                           -----------     -----------      -----------     -----------
                                                             1,273,377       1,391,664        4,052,787       4,239,636

     Operating income (loss)                                     6,324        (214,239)         165,829        (858,903)
     Interest income, net                                       32,783          30,852           95,806         112,530
                                                           -----------     -----------      -----------     -----------
     Net income (loss)                                     $    39,107     $  (183,387)     $   261,635     $  (746,373)
                                                           ===========     ===========      ===========     ===========

     Income (loss) per share - basic and diluted           $      0.01     ($     0.03)     $      0.04     ($     0.12)
                                                           ===========     ===========      ===========     ===========

     Weighted average number of common shares -
       Basic                                                 6,394,620       6,243,651        6,393,621       6,256,288
                                                           ===========     ===========      ===========     ===========

       Diluted                                               6,491,111       6,243,651        6,552,346       6,256,288
                                                           ===========     ===========      ===========     ===========

See accompanying Notes to Financial Statements (unaudited) and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                 CompuTrac, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                 Nine-month period
                                                                                 ended October 31,
                                                                               1999             1998
                                                                            -----------      -----------
Cash flows from operating activities:
         Net income (loss)                                                  $   261,635      $  (746,373)
         Adjustments to reconcile net loss to net cash provided by
           (used in) operating activities:
              Depreciation of property, furniture and equipment                 169,911          211,377
              Amortization of capitalized software costs                        278,298          278,298
         Changes in operating assets and liabilities:
              Accounts receivable                                              (292,127)         (84,175)
              Other current assets                                             (105,707)          33,343
              Other assets                                                      (40,764)         (20,645)
              Accounts payable and accrued expenses                             (43,793)         (10,185)
              Deferred systems revenues                                         (34,396)         108,744
                                                                            -----------      -----------

         Net cash provided by (used in) operating activities                    193,057         (229,616)

Cash flows from investing activities:
         Additions to property, furniture and equipment                         (67,909)         (60,431)
         Additions to capitalized software                                     (429,284)        (382,967)
         (Purchase) sale of certificates of deposit                          (1,500,000)          86,000
         Sale of U.S. Treasury Bills                                          1,395,677          564,230
                                                                            -----------      -----------

         Net cash (used in) provided by investing activities                   (601,516)         206,832

Cash flows from financing activities:
         Issuance of treasury shares                                             48,431           51,074
         Principal payments of mortgage note payable                            (68,439)         (62,261)
         Purchase of treasury shares                                           (117,146)         (80,130)
                                                                            -----------      -----------

         Net cash used in financing activities                                 (137,154)         (91,317)
                                                                            -----------      -----------

         Net decrease in cash and cash equivalents                             (545,613)        (114,100)

         Cash and cash equivalents at beginning of period                     1,000,959          558,818
                                                                            -----------      -----------

         Cash and cash equivalents at end of period                         $   455,346      $   444,718
                                                                            ===========      ===========

         Supplemental disclosures of cash flow information:
              Interest paid                                                 $     8,113      $    12,532
                                                                            ===========      ===========

See accompanying Notes to Financial Statements (unaudited) and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                 CompuTrac, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



(1) The unaudited consolidated financial information furnished herein reflects all adjustments which in the opinion of management are necessary to fairly state the Company's financial position, the changes in its financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's consolidated financial statements and notes thereto included on pages 9 through 20 of the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1999. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure which would substantially duplicate the disclosure contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1999 has been omitted. The results of operations for the three and nine-month periods ended October 31, 1999 are not necessarily indicative of results for the entire year ending January 31, 2000.

                                 CompuTrac, Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Consolidated Operations

         Total revenues from operations increased $102,276, or 9%, from $1,177,425 for the quarter ended October 31, 1998 to $1,279,701 for the current quarter ended October 31, 1999. For the nine-month period ended October 31, 1999, total revenues from operations increased $837,883, or 25%, from $3,380,733 for the nine-months ended October 31, 1998 to $4,218,616. Total sales revenues increased $54,392, or 31% from $177,312 for the quarter ended October 31, 1998 to $231,704 for the current quarter ended October 31, 1999. For the nine-month period ended October 31, 1999, total sales revenues increased $473,175, or 98%, from $484,525 for the nine-months ended October 31, 1998 to $957,700 in the current period. Services and support revenues increased $47,884, or 5%, from $1,000,113 for the quarter ended October 31, 1998, to $1,047,997 for the current quarter ended October 31, 1999. For the nine-month period ended October 31, 1999, services and support revenues increased $364,708, or 13%, from $2,896,208 for the nine-months ended October 31, 1998 to $3,260,916. Both the increases in systems sales and service and support revenues are attributable to an increase in the number of new systems sales and related installation services of the Company's LFMS for Windows software products during the period.

         Cost of systems sales as a percentage of system sales revenue was 39% for the quarter ended October 31, 1999 versus 55% for the quarter ended October 31, 1998. Systems sales revenues in the prior period contained a greater amount of upgrade and hardware sales, which have a significantly lower gross margin than the Company's software products. Similarly, cost of systems sales as a percentage of system sales revenue was 38% for the nine-month period ended October 31, 1999 versus 51% in the prior comparable period. This decrease is attributable to a higher component of software sales during the current nine-month period. Cost of services and support as a percentage of services and support revenues decreased from 11% to 6% between the quarterly periods. Similarly, cost of services and support as a percentage of services and support revenues decreased from 9% to 6% between the nine-month periods. The percentage decrease is attributable to the increased revenues between periods and a decrease in certain third party costs associated with maintenance revenue included in services and support revenue.

         Amortization of capitalized software was unchanged, totaling $92,766 for each quarterly period and $278,298 for each nine-month period, as software development costs capitalized between periods are not yet subject to amortization.

         Operating expenses decreased $28,679, or 9% from $327,196 for the three-month period ended October 31, 1998, to $298,517 for the current three-month period. For the nine-months ended October 31, 1999, operating expenses were $927,412, down $27,891 or 3% from $955,303 during the prior nine-months ended October 31, 1998. The variance is primarily attributable to a fluctuation in software development personnel between periods. Selling, general and administrative expenses decreased $55,225, or 8%, from $658,576 for the three-month period ended October 31, 1998, to $603,351 for the current three-month period. For the nine-months ended October 31, 1999, selling, general and administrative expenses decreased $231,218 or 11% from $2,169,962 in the comparable prior period to $1,938,744. This decrease is in accordance with a planned overall decrease in expenditures between periods as well as the absence of a non-recurring expense accrual recognized during the quarter ending July, 1998.

         Software research and development costs increased $23,600, or 23%, from $103,400 for the three-month period ended October 31, 1998 to $127,000 for the current three-month period. For the nine-months ended October 31, 1999, software research and development costs increased $35,172 or 11% from $324,958 in the comparable prior period to $360,130 in the current period. This increase in software research and development costs primarily relates to research and development costs associated with software products not qualifying for capitalization during the period. The Company capitalizes those costs associated with continued enhancements and improvements to the CompuTrac LFMS for Windows software product line. Those software costs not qualifying for capitalization are expensed when incurred.

     Net interest income increased $1,931, or 6%, from $30,852 for the three-month period ended October 31, 1998, to $32,783 for the current three-month period. For the nine-months, net interest income decreased $16,724 or 15% from the prior comparable period. The decrease in interest earnings was primarily due to a decrease in funds available for investment purposes between periods.

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

Liquidity and Capital Resources

         Net cash provided by operating activities was $193,057 for the nine-months ended October 31, 1999 compared to cash used of $229,616 for the prior comparable period. The increase in cash provided by operating activities during the period was attributable to the recognition of net income during the period versus a net loss. Net cash used in investing activities was $601,516 for the current period versus $206,832 provided by investing activities in the prior comparable period. The variance in cash provided by investing activities was due to an increase in the purchase of short-term investments between periods. Net cash used in financing activities was $137,154 compared to $91,317 in the prior period. The increase in cash used in financing activities was due to an increase in the amount of funds used to purchase treasury shares during the period.

                           PART II. OTHER INFORMATION

Items 1 through 5 are not applicable.

Item 6(a): Exhibits

         Exhibit 11 -      (Page 11 - 12) Calculation of weighted average
                           number of common shares outstanding during the three-month and nine-month periods ended October 31, 1999 and 1998.

         Exhibit 27 -      (Page 13) Financial Data Schedule

Item 6(b): Reports on Form 8-K

         No reports on form 8-K have been filed during the quarter ended October 31, 1999

                                 CompuTrac, Inc.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  December 13, 1999

                               /s/ CompuTrac, Inc.
                              --------------------
                                  (Registrant)


                              /s/ Harry W. Margolis
                              --------------------
                                Harry W. Margolis
                             Chief Executive Officer
                          (Principal Executive Officer)


                               /s/ D. Bruce Walter
                              ---------------------
                                 D. Bruce Walter
                                    President
                          (Principal Operating Officer)


                              /s/ Shawn E. Anderson
                             ----------------------
                                Shawn E. Anderson
                                   Controller
                         (Principal Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                DESCRIPTION
-------               -----------
  11       - (Page 11 - 12) Calculation of weighted average number of common shares outstanding during the three-month and nine-month periods ended October 31, 1999 and 1998.

  27       - (Page 13) Financial Data Schedule