Form 10KSB40
period 2000-01-31
COMPUTRAC INC
filed 2000-05-15
CIK 720507

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended January 31, 2000

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          Name of Each Exchange
    Title of Each Class                                    on Which Registered
    -------------------                                   --------------------

COMMON STOCK, $.01 PAR VALUE                             AMERICAN STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

The issuer's revenues for the fiscal year ended January 31, 2000 were $5,227,332.

As of April 27, 2000, the aggregate market value of the voting stock held by non-affiliates of the issuer was $5,456,515.

As of April 27, 2000, the number of shares outstanding of the issuer's common stock was 6,272,631.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the issuer's Proxy Statement for the issuer's 2000 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-KSB Report.

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

LAW FIRM MANAGEMENT SYSTEM

     Software which enables law firms to more efficiently perform and evaluate administrative and business functions constitutes the Company's principal products. These products are called the Law Firm Management System ("LFMS"). The Company's earlier generation products, designed for medium to large law firms, run on mini-computers in either the HP3000 Series or the HP9000 Series, while some peripheral products run on IBM-compatible micro-computers. Full interoperability support is provided for all popular network operating systems, including Novell Netware(R), Banyan Vines(TM), and Microsoft NT, thus enabling a law firm to upgrade its computer hardware without having to replace its operating system software. The Company's software applications run in several different operating system environments, including UNIX, MPE/iX(R) (native HP), MS-DOS(R), Windows(R) 95, Windows 98, and Windows NT. The Company's LFMS for Windows product line is a next generation time and billing system designed for small and medium size law firms. This product, which was introduced in January 1998, is a client/server software system created exclusively with Microsoft(R) development tools operating on micro-computers with 32-bit Windows(R) 95, Windows 98 or Windows NT(R) operating environments. In January 2000, the Company introduced its LFMS 2000 product line designed for larger law firms and providing for complete compatibility with Windows 95, Windows 98, Windows NT, and Windows 2000 environments. LFMS 2000 provides for three-tier architecture running over Microsoft SQL Server 7.0.

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

MARKETING

     The Company markets its products through presentations at state, regional and national conferences of lawyers, law firm administrators and information system managers. The Company also advertises in regional and national publications and engages in telemarketing and direct mail campaigns focused on the legal market. During fiscal 2000 and 1999, the Company expended approximately $130,000 and $41,000 in its marketing and advertising efforts to promote its products.

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

EMPLOYEES

     As of March 31, 2000, the Company employed 51 full-time employees and 3 part-time employee of which 33 employees provided technical support and product development services, 7 were engaged in sales and marketing and 14 were employed in finance, accounting and administration. No employees are represented by a union or covered by a collective bargaining agreement. The Company believes that its relationship with its employees is good.

RESEARCH AND DEVELOPMENT

     During the two years ended January 31, 2000 and 1999, the Company expended approximately $1.1 million and $1.2 million on software research, development and production costs, respectfully. Net software research, development and production expenses, after capitalization of certain software development costs, amounted to $505,000 for the fiscal year ended January 31, 2000, and $673,000 for the fiscal year ended January 31, 1999. The Company anticipates its expenditures for research, development and production in fiscal 2000 will approximate current levels.

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

ITEM 2. DESCRIPTION OF PROPERTY

     The Company owns its corporate headquarters and operating facilities located in Richardson (Dallas County), Texas. The building contains approximately 20,000 square feet and has a parking area of approximately 50,000 square feet. At January 31, 2000, these facilities were subject to a mortgage note payable with a remaining balance of approximately $23,000. The Company believes its current facility is of adequate size for the conduct of its business. The Company also owns 10.97 acres of undeveloped land located in Frisco, Texas, which it has listed for sale.

     In connection with its systems development and servicing programs, the Company owns and operates one HP 3000 Micro Classic, one HP 3000 Series 937LX, one HP 3000 Series 957, one HP 9000 Series 887 and one HP 9000 Series 817. The Company also owns and utilizes various local area networks, personal computers and other peripheral equipment including printers, micro-computers, scanners and other equipment.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended January 31, 2000.


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

     At April 27, 2000, there were approximately 245 holders of record and approximately 1,000 beneficial owners of the Company's Common Stock. For the periods indicated below, the following table sets forth the high and low sales prices as reported by the American Stock Exchange.



                                        Market Price
                                        ------------
                                       High       Low
                                       ----       ---
          1999 Fiscal Year:
                   First Quarter      1  1/16     3/4
                   Second Quarter     1           3/4
                   Third Quarter        13/16     3/8
                   Fourth Quarter     1  1/16    7/16

          2000 Fiscal Year:
                   First Quarter      1   1/4     3/4
                   Second Quarter     1  3/16   14/16
                   Third Quarter      1          9/16
                   Fourth Quarter     2 13/16    9/16


     The closing sales price per share of the Common Stock on the American Stock Exchange on April 27, 2000 was $1 5/16.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth, for the fiscal years indicated, items in the Consolidated Statements of Operations expressed as a percentage of operating revenues:


                                                         Year Ended January 31,
                                                           2000        1999
                                                          ------      ------
Revenues:
         Systems sales                                        21 %        19 %
         Services and support                                 79          81
                                                          ------      ------
                                                             100         100
Costs and expenses:
         Cost of system sales                                  8           8
         Cost of services and support                          5           6
         Amortization of capitalized software                  7           7
         Operating expenses                                   23          22
         Selling, general and administrative expenses         53          59
         Software research and development costs              10          14
                                                          ------      ------
                                                             106         116

         Loss from operations                                 (6)        (16)
         Interest income, net                                  3           3
                                                          ------      ------
         Net loss                                             (3)%       (13)%
                                                          ======      ======

YEAR ENDED JANUARY 31, 2000 COMPARED TO YEAR ENDED JANUARY 31, 1999

     Total revenues rose from $4.9 million in fiscal 1999 to $5.2 million in fiscal 2000, an increase of $316,000, or 6% over the prior fiscal year. System sales revenues increased $150,000, or 16% from $929,000 in fiscal 1999 to just under $1.1 million in fiscal 2000. The increase in systems sales revenue was a result of an increase in the number of new systems sold and the average system selling price between periods.

     Services and support revenues increased 4%, or $165,000 from just under $4 million in fiscal 1999 to $4.1 million in fiscal 2000. Services and support revenues are comprised of software and hardware maintenance fees, programming support charges and various other service revenue fees such as training, installation and conversion revenues. The increase in services and support revenues in fiscal 2000 is attributable to increased services associated with the increase in new systems sales during the period.

     Cost of system sales as a percentage of system sales revenues was almost unchanged between periods at 40% in fiscal 2000 compared to 41% in the prior fiscal year. This decrease is associated with a greater mix of LFMS for Windows systems sales in the current year which do not have any material hardware component. Cost of services and support as a percentage of services and support revenue decreased slightly, from 7% in fiscal 1999 to 6% in fiscal 2000. Cost of services and support is primarily comprised of programming and support staff costs directly associated with the performance of the requested service and certain third party costs associated with maintenance fees included in services and support revenues.

     Amortization of capitalized software was unchanged, totalling $371,064 during both fiscal periods, as software development costs capitalized between periods were not yet subject to amortization.

     Operating expenses increased $139,000, or 13% from just under $1.1 million in fiscal 1999 to $1.2 million in fiscal 2000. This overall increase relates primarily to an increase in personnel costs associated with the company's computer support and training services.

     Selling, general and administrative expenses decreased $146,000, or 5%, from $2.9 million in fiscal 1999 to $2.7 million in fiscal 2000. This decrease was primarily attributable to a decrease in staff and other personnel expenses during the year.

     Software research and development expenses decreased $168,000, or 25% from $673,000 in fiscal 1999 to $505,000 in fiscal 2000. This decrease is attributable to a decrease in costs classified as expense and an increase in research and development costs associated with software products qualifying for capitalization during the year. The Company will continue to capitalize those costs associated with continued enhancements and improvements to the CompuTrac LFMS for Windows and LFMS 2000 software product lines.

     Net interest income decreased 11%, from $151,000 in fiscal 1999 to $134,000 in fiscal 2000 due to lower interest rates and fewer funds available for investment purposes between periods. In fiscal 1999, net interest income was comprised of approximately $168,000 of interest income, relating primarily to investment interest income, offset by approximately $17,000 of interest expense. In fiscal 2000, net interest income was comprised of approximately $143,000 of interest income, relating primarily to investment interest income, offset by approximately $9,000 of non-operating expense of which $7,000 was mortgage interest expense.


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

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $254,000 during fiscal 2000 compared with $62,000 used in operating activities during fiscal 2000. The company attributes this positive result to the significant decrease in its net operating loss during the period. Cash used in investing activities during fiscal 2000 was $772,000 compared to $552,000 provided by investing activities during fiscal 1999. This decrease in cash is attributable to an increase in expenditures for property, furniture and equipment and capitalized software between periods and an increase of short-term investments purchased during the period. Cash used in financing activities during fiscal 2000 was $129,000 compared with $47,000 used during fiscal 1999. The increase in cash used in financing activities was attributable to a decrease in treasury share issuances and an increase in principal payments associated with the Company's mortgage note payable between periods.

     The Company has not made any material commitments for capital expenditures, however, the Company anticipates continued expenditures will be made during fiscal 2001 in the areas of development, sales, marketing and support of its CompuTrac LFMS for Windows software products. Until the Company is able to generate consistent positive cash flow from operations, these expenditures will be funded in part by cash flow from investment activities of the Company.

     At January 31, 2000 and 1999, the Company has established a 100% valuation allowance to fully offset the net deferred tax asset balances of $1,657,000 and $1,595,000, respectively. Factors considered in management's assessment that significant uncertainties exist regarding the realization of these assets include (1) uncertainty regarding the future success and timing of sales of the Company's new Windows-based products, (2) financial and economic pressures in the Company's primary customer market (i.e. legal industry) and (3) historical operating losses over the last several years.

     Working capital and the ratio of current assets to current liabilities are as follows:


                                  Working             Current
                                  Capital              ratio
                                  -------              -----
         At January 31:
              2000              $ 2,604,576           3.8 to 1

              1999              $ 3,392,738           5.7 to 1


     Current assets consist primarily of cash, short-term investments, accounts receivable and unbilled revenues from system sales and services.

ITEM 7. FINANCIAL STATEMENTS

BALANCE SHEETS

                                                                                       Year Ended January 31,
                                                                                       2000              1999
                                                                                    -----------      -----------
ASSETS

Current assets:
      Cash and cash equivalents                                                     $   352,970      $ 1,000,959
      Short-term investments                                                          2,200,000        2,092,828
      Accounts receivable, net of allowance for doubtful accounts
      of $119,000 and $131,000, respectively                                            610,510          672,873
      Other current assets                                                              376,953          344,350
                                                                                    -----------      -----------
        Total current assets                                                          3,540,433        4,111,010

Property, furniture and equipment                                                     1,181,846        1,288,679
Land held for resale                                                                    254,122          254,122
Capitalized software                                                                  2,140,252        1,963,937
Other assets                                                                            551,274          491,444
                                                                                    -----------      -----------
        Total assets                                                                $ 7,667,927      $ 8,109,192
                                                                                    ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                              $   142,573      $   216,840
      Accrued expenses                                                                  144,716          100,869
      Stock purchase payable                                                            434,625
      Deferred systems revenues                                                         190,750          308,210
      Short-term portion of mortgage note payable                                        23,193           92,353
                                                                                    -----------      -----------
        Total current liabilities                                                       935,857          718,272
      Long-term portion of mortgage note payable                                             --           23,193
                                                                                    -----------      -----------
        Total liabilities                                                               935,857          741,465
                                                                                    -----------      -----------

Commitments and contingencies

Shareholders' equity:
      Preferred stock, $1.00 par value, 2,000,000 shares
        authorized, no shares issued and outstanding
      Common stock, $.01 par value, 13,000,000 shares                                        --               --
        authorized, 6,988,706 shares issued                                              69,887           69,887
      Additional paid-in capital                                                      8,478,866        8,782,504
      Retained earnings                                                                (332,242)        (168,178)
                                                                                    -----------      -----------
                                                                                      8,216,511        8,684,213

      Less:  treasury shares, at cost, 720,391 and 521,509 shares, respectively      (1,484,441)      (1,316,486)
                                                                                    -----------      -----------
        Total shareholders' equity                                                    6,732,070        7,367,727
                                                                                    -----------      -----------
      Total liabilities and shareholders' equity                                    $ 7,667,927      $ 8,109,192
                                                                                    ===========      ===========


See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS

                                                           Year Ended January 31,
                                                           2000             1999
                                                       -----------      -----------
Revenues:
      Systems sales                                    $ 1,078,903      $   928,550
      Services and support                               4,148,429        3,983,059
                                                       -----------      -----------
                                                         5,227,332        4,911,609
                                                       -----------      -----------
Costs and expenses:
      Cost of system sales                                 431,052          382,968
      Cost of services and support                         249,293          288,662
      Amortization of capitalized software                 371,064          371,064
      Operating expenses                                 1,215,014        1,076,189
      Selling, general and administrative expenses       2,753,699        2,899,667
      Software research and development costs              505,130          672,751
                                                       -----------      -----------
                                                         5,525,252        5,691,301

      Loss from operations                                (297,920)        (779,692)
      Interest income, net                                 133,856          151,007
                                                       -----------      -----------
      Net loss                                         $  (164,064)     $  (628,685)
                                                       ===========      ===========

      Loss per share - basic and diluted               $     (0.03)     $     (0.10)
                                                       ===========      ===========

      Weighted average number of common shares -
        Basic and diluted                                6,391,463        6,320,311
                                                       ===========      ===========


See accompanying notes to financial statements.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                          Additional
                                    Common Stock            Paid In       Retained       Treasury                       Total
                                 Shares       Amount        Capital       Earnings        Shares         Amount         Equity
                              -----------   -----------   -----------    -----------    -----------    -----------    -----------
Balance at February 1, 1998     6,988,706   $    69,887   $ 9,718,527    $   460,507        711,008    $(2,289,089)   $ 7,959,832

Purchase of treasury stock                                                                  158,332       (147,036)      (147,036)

Treasury stock reissued                                      (936,023)                     (347,831)     1,119,639        183,616

Net loss                                                                    (628,685)                                    (628,685)
                              -----------   -----------   -----------    -----------    -----------    -----------    -----------

Balance at January 31, 1999     6,988,706        69,887     8,782,504       (168,178)       521,509     (1,316,486)     7,367,727

Purchase of treasury stock                                                                  359,396       (578,271)      (578,271)

Treasury stock reissued                                      (303,638)                     (160,514)       410,316        106,678


Net loss                                                                    (164,064)                                    (164,064)
                              -----------   -----------   -----------    -----------    -----------    -----------    -----------

Balance at January 31, 2000     6,988,706   $    69,887   $ 8,478,866    $  (332,242)       720,391    $(1,484,441)   $ 6,732,070
                              ===========   ===========   ===========    ===========    ===========    ===========    ===========


See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS

                                                                        Year Ended January 31,
                                                                         2000          1999
                                                                     -----------    -----------
Cash flows from operating activities:
         Net loss                                                    $  (164,064)   $  (628,685)
         Adjustments to reconcile net loss to net cash provided by
           (used in) operating activities:
              Depreciation of property, furniture and equipment          224,811        268,518
              Amortization of capitalized software costs                 371,064        371,064
         Changes in operating assets and liabilities:
              Accounts receivable                                         62,363       (159,129)
              Other current assets                                       (32,603)        47,818
              Other assets                                               (59,830)       (20,645)
              Accounts payable and accrued expenses                      (30,420)       (93,952)
              Deferred revenues                                         (117,460)       152,521
                                                                     -----------    -----------

         Net cash provided by (used in) operating activities             253,861        (62,490)
                                                                     -----------    -----------

Cash flows from investing activities:
         Additions to property, furniture and equipment                 (117,978)       (80,373)
         Additions to capitalized software                              (547,379)      (501,063)
         (Purchases) sales of certificates of deposit                 (2,200,000)       186,000
         Sales of U.S. Treasury Bills                                  2,092,828        947,502
                                                                     -----------    -----------

         Net cash (used in) provided by investing activities           (772,529)       552,066
                                                                     -----------    -----------

Cash flows from financing activities:
         Issuance of treasury shares                                     106,678        183,616
         Principal payments of mortgage note payable                     (92,353)       (84,015)
         Purchase of treasury shares                                    (143,646)      (147,036)
                                                                     -----------    -----------

         Net cash used in financing activities                          (129,321)       (47,435)
                                                                     -----------    -----------

         Net (decrease) increase in cash and cash equivalents           (647,989)       442,141

         Cash and cash equivalents at beginning of year                1,000,959        558,818
                                                                     -----------    -----------

         Cash and cash equivalents at end of year                    $   352,970    $ 1,000,959
                                                                     ===========    ===========

         Supplemental disclosures of cash flow information:
              Interest paid                                          $     9,318    $    15,674
                                                                     ===========    ===========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CompuTrac, Inc. (the "Company") was formed in 1977 to develop, market, service and support integrated turnkey computer systems for law firms. The Company's significant accounting policies are as follows:

   USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   REVENUE RECOGNITION AND COMPANY OPERATIONS

     The Company is a software development company that develops, markets, services and supports computer systems for the legal profession. System sales, service and support revenues are generally realized pursuant to a contract with the customer. Contracts typically provide for the shipment of hardware direct from the supplier to the customer, where it is installed by Hewlett-Packard personnel. After hardware installation, personnel from the Company install the software components. Hardware and software installation is generally provided for all significant components within four to six weeks after the hardware delivery process begins.

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

   ADVERTISING EXPENSE

     The cost of advertising is expensed as incurred. The Company incurred approximately $130,000 and $41,000 in advertising costs in fiscal 2000 and 1999, respectively.

   ACCOUNTING FOR STOCK-BASED COMPENSATION

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

   EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per common share is based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed based on the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. For the years ended January 31, 2000 and 1999, all potential common shares were anti-dilutive.

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

NOTE 2 - PROPERTY, FURNITURE AND EQUIPMENT

     Property, furniture and equipment costs are summarized as follows:

                                                         January 31,
                                                 --------------------------
                                                     2000           1999
                                                 -----------    -----------
Equipment                                        $ 7,038,136    $ 7,101,376

Building                                           1,426,935      1,426,935

Furniture, fixtures and leasehold improvements       804,238        788,504
                                                 -----------    -----------
                                                   9,269,309      9,316,815

Less accumulated depreciation                     (8,387,463)    (8,328,136)
                                                 -----------    -----------

                                                     881,846        988,679

Land                                                 300,000        300,000
                                                 -----------    -----------

                                                 $ 1,181,846    $ 1,288,679
                                                 ===========    ===========

NOTE 3 - CAPITALIZED SOFTWARE

     Capitalized software costs are summarized as follows:

                                           January 31,
                                  ----------------------------
                                      2000             1999
                                  -----------      -----------
Capitalized software costs        $ 5,664,463      $ 5,117,084

Less accumulated amortization      (3,524,211)      (3,153,147)
                                  -----------      -----------
                                  $ 2,140,252      $ 1,963,937
                                  ===========      ===========

NOTE 4 - INCOME TAXES

     The effective income tax rates differed from the statutory federal income tax rates for the following reasons:


                                                                  January 31,
                                                              ------------------
                                                               2000        1999
                                                              ------      ------
Federal income tax benefit at statutory rate                     (34)%       (34)%

     Change in valuation allowance                                38          37

     Other                                                        (4)         (3)
                                                              ------      ------

                                                                   0%          0%
                                                              ======      ======


The components of the deferred tax accounts consist of the following:

                                                               January 31,
                                                      ----------------------------
                                                          2000             1999
                                                      -----------      -----------
Deferred tax assets:
Net operating loss carryforward                       $ 1,966,000      $ 1,778,000
Accounts receivable                                        45,000           50,000
Deferred revenue                                           14,000           14,000
Fixed assets                                              473,000          365,000
Other                                                      61,000           80,000
                                                      -----------      -----------
      Total deferred tax assets                         2,559,000        2,287,000
Deferred tax liabilities:
Capitalized software costs
                                                         (870,000)        (660,000)
Other                                                     (32,000)         (32,000)
                                                      -----------      -----------

      Total deferred tax liabilities                     (902,000)        (692,000)
                                                      -----------      -----------
Net deferred tax asset before valuation allowance       1,657,000        1,595,000

Less valuation allowance                                1,657,000        1,595,000
                                                      -----------      -----------
                                                      $        --      $        --
                                                      ===========      ===========

     At January 31, 2000 and 1999, the Company had net operating loss carryforwards of approximately $5,100,000 and $4,600,000, respectively, which begin to expire in 2010.

NOTE 5 - SHAREHOLDERS' EQUITY

   STOCK PURCHASE PLANS

     In December 1985, the Company's Board of Directors adopted the CompuTrac, Inc. Employee Stock Purchase Plan and in May 1991, adopted the CompuTrac, Inc. 1991 Employee Stock Purchase Plan. The Company reserved 300,000 and 500,000 shares, respectively, of its Common Stock for purchase by its employees pursuant to the terms of these plans. Under both plans, eligible participating employees of the Company may elect to have an amount up to, but not in excess of, 10% of their regular salary or wages withheld for the purpose of purchasing the Company's Common Stock. The Company contributes to the participant's account an amount of money equal to 33 1/3% of the aggregate contribution made by each participant since the immediately preceding stock purchase date. All Common Stock of the Company purchased by the participating employees pursuant to the plans may be voted by the employee; any shares not so directed to vote are not voted. During fiscal 1996, the Company amended the 1991 Employee Stock Purchase Plan to increase by 500,000 the number of shares reserved for future employee stock purchase activities. At January 31, 2000, 1,142,752 shares of the Company's Common Stock had been sold pursuant to these plans.

   STOCK OPTION PLANS

     In May, 1991, the Board of Directors adopted and the shareholders approved the 1990 Stock Option Plan. Under the terms of the plan, the Company's Board of Directors was authorized to grant options to purchase up to 500,000 shares of Common Stock to key employees of the Company, including officers and directors. During fiscal 1998, the Board of Directors adopted and the shareholders approved an amendment to the plan to increase by 300,000 the number of shares reserved for future stock option grants. In June, 1999, with 39,603 shares remaining available for grant, the plan was terminated in connection with the adoption and approval of the Company's 1999 Stock Option Plan. No further options may be granted under the plan. However, the 1990 Stock Purchase Plan remains in effect to the extent that its provisions govern outstanding options previously granted under the plan.

     In June, 1999, the Board of Directors adopted and the shareholders approved the 1999 Stock Option Plan. Under the terms of the plan, the Company's Board of Directors is authorized to grant options to purchase up to 500,000 shares of Common Stock to key employees of the Company, including officers and directors. At January 31, 2000, there were 360,000 shares available for future grant under the plan.

     Under both plans, option grants may be in the form of either Incentive Stock Options or Non-Statutory Stock Options. Each option granted under the Option Plan must be exercised, if at all, during a period established in the grant by the Board of Directors, but not exceeding 10 years from the date of grant. Options must be exercised by an optionee within three to twelve months after termination of employment.

   STOCK REPURCHASE PROGRAM

     In December 1997, the Board of Directors authorized a stock repurchase program whereby the Company may purchase, from time-to-time, up to 600,000 shares of its outstanding Common Stock in the open marketplace over a ten year period. As of January 31, 2000, the Company had purchased 329,828 shares of its outstanding Common Stock pursuant to the terms of the program.


   EXECUTIVE STOCK PURCHASE

     On January 6, 2000, the Company repurchased 238,000 shares of its common stock from its Chief Executive Officer at a purchase price of $1.9375, the closing market price of the common stock on the date of purchase. The purchase price is payable in installments during the Company's fiscal 2001 year and had a balance payable of $431,625 at January 31, 2000. Concurrent with the stock purchase, the Chief Executive Officer's salary during the calendar 2000 year was reduced by $319,000.

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

     Statement of Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock-Based Compensation," requires disclosure of pro forma net loss and pro forma net loss per common share as if the fair value-based method had been applied in measuring compensation cost of stock-based awards granted beginning in fiscal 1997. Management believes that 2000 and 1999 pro forma amounts are not representative of the effects of stock-based awards on future pro forma net loss and pro forma net loss per share because those pro forma amounts exclude the pro forma compensation expense related to unvested stock options granted before fiscal 1996.

     Reported and pro forma net loss and net loss per share amounts for the fiscal year ended January 31, 2000 and 1999, respectively, are set forth below:

                            2000             1999
                        ------------     ------------
Reported
Net loss                $  (164,064)     $  (628,685)
Net loss per share      $     (0.03)     $     (0.10)

Pro forma
Net loss                $  (328,761)     $  (725,521)
Net loss  per share     $     (0.05)     $     (0.11)


     During fiscal 2000 and 1999, the fair values of the options granted were estimated on the date of their grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

                                      2000            1999
                                      ----            ----
Risk free interest rate                 5.7%            5.5%
Expected life                       5 years         5 years
Expected volatility                      85%             52%
Expected dividend yield                   0%              0%

Stock option activity for 2000 and 1999 is set forth below:


                                                  2000                        1999
                                      ---------------------------   --------------------------
                                                 Weighted Average             Weighted Average
                                      Options     Exercise Price    Options    Exercise Price
                                      --------   ----------------   --------  ----------------
Outstanding at beginning of year       677,496      $    .99         615,116      $   1.68
Granted                                199,770           .88         840,291           .62
Exercised                              (88,000)          .55        (258,791)          .46
Canceled                                    --            --        (519,120)         1.47
                                      --------                      --------

Outstanding at end of year             789,266          1.01         677,496           .99
                                      ========                      ========

Exercisable at end of year             499,069          1.19         372,922          1.10
                                      ========                      ========

Weighted average fair value of
  options granted during the year                   $    .62                      $    .22


Stock options outstanding at January 31, 2000:


                        Options Outstanding                                 Options Exercisable
                     --------------------------                     ----------------------------------
                                   Weighted
    Range of                   Average Remaining  Weighted Average                    Weighted Average
 Exercise Price      Options   Contractual Life    Exercise Price       Options        Exercise Price
----------------     -------   ----------------   ----------------  ---------------   ----------------
$ 0.38 to $ 0.76     263,167       3.5 years        $      0.56          88,748         $      0.56

$ 0.77 to $ 1.54     430,099       4.4 years        $      0.92         314,321         $      0.93

$ 1.55 to $ 3.50      96,000       3.1 years        $      2.63          96,000         $      2.63
                     -------                                            -------

                     789,266                                            499,069
                     =======                                            =======

NOTE 6 - 401(k) RETIREMENT PLAN

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

     REPORT OF GRANT THORNTON LLP, INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


BOARD OF DIRECTORS AND SHAREHOLDERS
COMPUTRAC, INC.


We have audited the accompanying balance sheets of CompuTrac, Inc. as of January 31, 2000 and 1999 and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CompuTrac, Inc. as of January 31, 2000 and 1999, and the results of its operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.




GRANT THORNTON LLP

Dallas, Texas
April 7, 2000

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has reported no disagreements with or change of its independent accountants during the 24 months prior to January 31, 2000.

                                    PART III

     The information required by Part III is omitted from this Report and will be included in the registrant's 2000 definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") which is expected to be filed not later than 120 days after the end of the fiscal year covered by this Report, and the information included therein is incorporated herein by reference.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

          The information required by this Item is incorporated by reference to the information under the heading "Management" in the Company's Proxy Statement for its 2000 Annual Meeting.

ITEM 10. EXECUTIVE COMPENSATION

          The information required by this Item is incorporated by reference to the information under the heading "Executive Compensation" in the Company's Proxy Statement for its 2000 Annual Meeting.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this Item is incorporated by reference to the information under the heading "Security Ownership" in the Company's Proxy Statement for its 2000 Annual Meeting.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this Item is incorporated by reference to the information under the heading "Executive Compensation-Employment Agreements" in the Company's Proxy Statement for its 2000 Annual Meeting.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


     (a)  The following documents are filed as a part of this Report:

     1.      Financial Statements:                                         Page

             Report of Grant Thornton LLP, Independent Certified Public
                Accountants                                                  21
             Consolidated Balance Sheets at January 31, 2000 and 1999         9
             Consolidated Statements of Operations for the two years
                ended January 31, 2000                                       10
             Consolidated Statements of Changes in Shareholders' Equity
                for the two years ended January 31, 2000                     11
             Consolidated Statements of Cash Flows for the two years
                ended January 31, 2000                                       12
             Notes to Consolidated Financial Statements                   13-20


             3.1*         -       Restated Articles of Incorporation of
                                  Registrant

             3.2**        -       Bylaws of the Registrant

             3.3***       -       Articles of Amendment to Articles of
                                  Incorporation of the Registrant dated December
                                  1, 1987

             4.1          -       Articles of Incorporation and Bylaws of the
                                  Registrant constituting Instruments Defining the Rights of Common Stockholders
                                  (incorporated by reference to Exhibits 3.1, 3.2, and 3.3 hereto)

             10.1******   -       Employment Agreement and Indemnity Agreement
                                  between the Registrant and Harry W. Margolis dated January 1, 1998 and February 4, 1998, respectively

             10.2*        -       Incentive Stock Option Plan of the Registrant

             10.3****     -       CompuTrac, Inc. 1991 Employee Stock Purchase
                                  Plan, as amended

             10.4*        -       Cash Bonus Plan of the Registrant

             10.5*        -       Form of Indemnification Agreement between the
                                  Registrant and Texas E. Schramm, dated as of July 11, 1983

             10.6**       -       Contract of Sale, dated February 28, 1986,
                                  between Harry W. Margolis and the Registrant

             10.7***      -       Form of Indemnification Agreement between the
                                  Registrant and its Directors as ratified by the Registrant's Shareholders in their Annual
                                  Meeting of November 19, 1987

             10.8*****    -       Employment Agreement between the Registrant
                                  and George P. McGraw dated February 1, 1992

             10.9*****    -       Form of Employment Agreement between the
                                  Registrant and its Executive Officers.

             10.10        -       1999 Stock Option Plan

             23           -       Consent of Grant Thornton LLP, Independent
                                  Certified Public Accountants

             27           -       Financial Data Schedule

             99           -       Annual Report on Form 11-K for the CompuTrac,
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


MANAGEMENT CONTRACTS AND COMPENSATORY PLANS

     The documents filed as Exhibits 10.1, 10.2, 10.3, 10.4, 10.8, 10.9 and
10.10 constitute management contracts or compensatory plans or arrangements within the meaning of SEC rules.

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

                              Date: April 27, 2000

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                        Title                                  Date
         ---------                                        -----                                  ----
/s/ Harry W. Margolis                           Chairman of the Board of
-------------------------                Directors and Chief Executive Officer               April 27, 2000
    Harry W. Margolis


/s/ D. Bruce Walter                                     President
----------------------------                 (Principal Operating Officer)                   April 27, 2000
    D. Bruce Walter


/s/ Steven M. Crane                              Chief Financial Officer
---------------------------          (Principal Financial and Accounting Officer)            April 27, 2000
    Steven M. Crane



/s/ Dana E. Margolis                              Secretary, Treasurer
--------------------------                            and Director                           April 27, 2000
    Dana E. Margolis


/s/ Kenneth R. Nicholas                                 Director                             April 27, 2000
-------------------------
    Kenneth R. Nicholas


/s/ Gerald  D. Harris                                   Director                             April 27, 2000
---------------------------
    Gerald D. Harris

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------
  3.1*         -       Restated Articles of Incorporation of Registrant

  3.2**        -       Bylaws of the Registrant

  3.3***       -       Articles of Amendment to Articles of Incorporation of the
                       Registrant dated December 1, 1987

  4.1          -       Articles of Incorporation and Bylaws of the Registrant
                       constituting Instruments Defining the Rights of Common
                       Stockholders (incorporated by reference to Exhibits 3.1,
                       3.2, and 3.3 hereto)

  10.1******   -       Employment Agreement and Indemnity Agreement between the
                       Registrant and Harry W. Margolis dated January 1, 1998
                       and February 4, 1998, respectively

  10.2*        -       Incentive Stock Option Plan of the Registrant

  10.3****     -       CompuTrac, Inc. 1991 Employee Stock Purchase Plan, as amended

  10.4*        -       Cash Bonus Plan of the Registrant

  10.5*        -       Form of Indemnification Agreement between the Registrant
                       and Texas E. Schramm, dated as of July 11, 1983

  10.6**       -       Contract of Sale, dated February 28, 1986, between Harry
                       W. Margolis and the Registrant

  10.7***      -       Form of Indemnification Agreement between the Registrant
                       and its Directors as ratified by the Registrant's
                       Shareholders in their Annual Meeting of November 19, 1987

  10.8*****    -       Employment Agreement between the Registrant and George P.
                       McGraw dated February 1, 1992

  10.9*****    -       Form of Employment Agreement between the Registrant and
                       its Executive Officers.

  10.10        -       1999 Stock Option Plan

  23           -       Consent of Grant Thornton LLP, Independent Certified Public
                       Accountants

  27           -       Financial Data Schedule

  99           -       Annual Report on Form 11-K for the CompuTrac, Inc.
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