Form 10QSB
period 2000-04-30
COMPUTRAC INC
filed 2000-06-15
CIK 720507

______________________________________________________________________
    ______________________________________________________________________

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                             ________________

                               FORM 10-QSB

  [ X ]         Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

              For the Quarterly Period Ended April 30, 2000

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

  As of May 31, 2000 there were 6,325,811 shares of the registrant's $.01 par value common stock outstanding.

  Transitional Small Business Disclosure Format (Check One): Yes ___   No  X

    ______________________________________________________________________
    ______________________________________________________________________

                                CompuTrac, Inc.

                                     INDEX

                        PART I.  FINANCIAL INFORMATION

                                                                     Page No.

  Item 1.        Financial Statements:

                 Balance Sheets (unaudited)  -
                   April 30, 2000 and January 31, 2000                  3

                 Statements of Operations
                   (unaudited) - Three-month periods
                   ended April 30, 2000 and 1999                        4

                 Statements of Cash Flows
                   (unaudited) - Three-month periods
                   ended April 30, 2000 and 1999                        5

                 Notes to Financial Statements
                   (unaudited)                                          6

  Item 2.        Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                          7-8

  Item 3. Exhibit I - Annual Report to Shareholders for the fiscal year ended January 31, 2000


                          PART II. OTHER INFORMATION

  Item 6(a) Exhibits                                                    9

  Item 6(b) Reports on Form 8-K                                         9

            Signatures                                                 10
  ______

  Note: Items 1 through 5 of Part II are omitted because they are not applicable.

                                CompuTrac, Inc.

                          BALANCE SHEETS (unaudited)
                                                      April 30,   January 31,
                                                         2000         2000
                                                      ----------   ----------
  ASSETS

  Current assets:
    Cash and cash equivalents                        $   321,842  $   352,970
    Short-term investments                             1,700,000    2,200,000
    Accounts receivable, net of allowance for
      doubtful accounts of $150,000 and
      $119,000, respectively                             592,707      610,510
    Other current assets                                 271,482      376,953
                                                      ----------   ----------
      Total current assets                             2,886,031    3,540,433
  Property, furniture and equipment, net of
    accumulated depreciation of $8,443,554
    and $8,387,463, respectively                       1,149,462    1,181,846
  Land held for resale                                   254,122      254,122
  Capitalized software, net of accumulated
    amortization of $3,616,977 and $3,524,211
    respectively                                       2,165,581    2,140,252
  Other assets                                           568,724      551,274
                                                      ----------   ----------
      Total assets                                   $ 7,023,920  $ 7,667,927
                                                      ==========   ==========

  LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
    Accounts payable                                $    118,238   $  142,573
    Accrued expenses                                     183,508      144,716
    Stock purchase payable                               212,000      434,625
    Deferred systems revenues                            192,484      190,750
    Short-term portion of mortgage note payable             -          23,193
                                                      ----------   ----------
      Total liabilities                                  706,230      935,857
                                                      ----------   ----------
  Shareholders' equity:
    Preferred stock, $1.00 par value, 2,000,000
      shares authorized, no shares issued and
      outstanding                                           -            -
    Common stock, $.01 par value, 13,000,000
      shares authorized, 6,988,706 shares issued          69,887       69,887
    Additional paid-in capital                         8,407,982    8,478,866
    Retained earnings                                   (762,464)    (332,242)
                                                      ----------   ----------
                                                       7,715,405    8,216,511
    Less:  treasury shares, at cost, 664,880 and
      720,391 shares, respectively                    (1,397,715)  (1,484,441)
                                                      ----------   ----------
      Total shareholders' equity                       6,317,690    6,732,070
                                                      ----------   ----------
    Total liabilities and shareholders' equity       $ 7,023,920  $ 7,667,927
                                                      ==========   ==========

  See accompanying Notes to Financial Statements (unaudited) and Management's
  Discussion and Analysis of Financial Condition and Results of Operations.

                                CompuTrac, Inc.

                     STATEMENTS OF OPERATIONS (unaudited)

                                                      Three-month period
                                                        ended April 30,
                                                     2000            1999
                                                  ----------     -----------
  Revenues:
    Systems sales                                $    85,569    $    312,272
    Services and support                             820,193       1,141,264
                                                  ----------     -----------
                                                     905,762       1,453,536
  Costs and expenses:
    Cost of system sales                              25,528          38,432
    Cost of services and support                      56,965          58,944
    Amortization of capitalized software              92,766          92,766
    Operating expenses                               291,341         322,306
    Selling, general and administrative expenses     757,590         720,755
    Software research and development costs          144,850         131,730
                                                  ----------     -----------
                                                   1,369,040       1,364,933

    (Loss) income from operations                   (463,278)         88,603
    Interest income, net                              33,056          30,499
                                                  ----------     -----------
    Net (loss) income                            $  (430,222)   $    119,102
                                                  ==========     ===========

    (Loss) income per share - basic and diluted       ($0.07)          $0.02
                                                  ==========     ===========
    Weighted average number of common shares -
      basic                                        6,302,595       6,434,485
                                                  ==========     ===========
      diluted                                      6,302,595       6,596,908
                                                  ==========     ===========

  See accompanying Notes to Financial Statements (unaudited) and Management's
  Discussion and Analysis of Financial Condition and Results of Operations.

                                CompuTrac, Inc.

                     STATEMENTS OF CASH FLOWS (unaudited)

                                                       Three-month period
                                                         ended April 30,
                                                      2000            1999
                                                   ----------      ----------
  Cash flows from operating activities:
    Net (loss) income                             $  (430,222)    $   119,102
    Adjustments to reconcile net (loss) income
      to net cash used in operating activities:
        Depreciation of property, furniture
          and equipment                                56,091          58,093
        Amortization of capitalized software costs     92,766          92,766
    Changes in operating assets and liabilities:
         Accounts receivable                           17,803        (190,730)
         Other current assets                         105,471         (37,892)
         Other assets                                 (17,450)        (30,849)
         Accounts payable and accrued expenses         53,249         (13,610)
         Deferred systems revenues                      1,734         (31,882)
                                                   ----------      ----------
    Net cash used in operating activities            (120,558)        (35,002)
                                                   ----------      ----------
  Cash flows from investing activities:
    Additions to property, furniture and equipment    (23,707)        (35,532)
    Additions to capitalized software                (118,095)       (118,094)
    Sale (purchase) of certificates of deposit        500,000        (800,000)
    Sale of U.S. Treasury Bills                          -            626,421
                                                   ----------      ----------
    Net cash provided by (used in)
      investing activities                            358,198        (327,205)
                                                   ----------      ----------
  Cash flows from financing activities:
    Issuance of treasury shares                        54,293          18,042
    Principal payments of mortgage note payable       (23,192)        (22,276)
    Purchase of treasury shares                      (299,869)       (106,985)
                                                   ----------      ----------
    Net cash used in financing activities            (268,768)       (111,219)
                                                   ----------      ----------
    Net decrease in cash and cash equivalents         (31,128)       (473,426)

    Cash and cash equivalents at beginning of year    352,970       1,000,959
                                                   ----------      ----------
    Cash and cash equivalents at end of year      $   321,842     $   527,533
                                                   ==========      ==========
    Supplemental disclosures of cash
      flow information:
         Interest paid                            $       329     $     2,716
                                                   ==========      ==========

  See accompanying Notes to Financial Statements (unaudited) and Management's
  Discussion and Analysis of Financial Condition and Results of Operations.

                                CompuTrac, Inc.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


  (1) The unaudited financial information furnished herein reflects all adjustments which in the opinion of management are necessary to fairly state the Company's financial position, the changes in its financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's financial statements and notes thereto included on pages 9 through 20 of the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure which would substantially duplicate the disclosure contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000 has been omitted. The results of operations for the three-month period ended April 30, 2000 are not necessarily indicative of results for the entire year ending January 31, 2001.

                                CompuTrac, Inc.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  Results of Operations

    Total revenues from operations decreased $547,774, or 38% from $1,453,536 for the quarter ended April 30, 1999 to $905,762 for the current quarter ended April 30, 2000. Systems sales revenues decreased $226,703, or 73%
  from $312,272 for the quarter ended April 30, 1999 to $85,569 for the current quarter ended April 30, 2000. Services and support revenues decreased $321,071, or 28%, from $1,141,264 for the quarter ended April 30, 1999, to $820,193 for the current quarter ended April 30, 2000. Both the decreases in systems sales and service and support revenues are attributable to an decrease in the number of new systems sales and related installation services of the Company's LFMS for Windows software products during the period. The Company attributes this decrease to a continuing lag in the overall market attributable to Y2K activities and the Company's recent release of LFMS 2000, a Microsoft SQL-Server based product for both mid and large size law firms. It is the Company's experience that a major product introduction, such as what is now under way, results in near-term decreases in revenues.

    Cost of systems sales as a percentage of system sales revenue was 30% for the quarter ended April 30, 2000 versus 12% for the quarter ended April 30, 1999. Systems sales revenues in the current period had a larger component of hardware sales, which have a significantly lower gross margin than the Company's software products. Cost of services and support as a percentage of services and support revenues increased from 5% to 7% between periods. The percentage increase is attributable to the decreased revenues between periods as the cost of services and support, primarily third party costs associated with maintenance revenue, were relatively fixed between periods.

    Amortization of capitalized software was unchanged, totaling $92,766 for each period, as software development costs capitalized between periods were not yet subject to amortization.

    Operating expenses decreased $30,965, or 10% from $322,306 for the three-month period ended April 30, 1999, to $291,341 for the current three-month period. The decrease is primarily attributable to a decrease in operating personnel and related expenses between periods. Selling, general and administrative expenses increased $36,835, or 5%, from $720,755 for the three-month period ended April 30, 1999, to $757,590 for the
  current  three-month  period.    The  increase  in  selling,  general   and
  administrative expenses in the current period was primarily due to the reversal of certain foreign tax credits receivable generated in prior years that expired during the period.

    Software research and development costs rose $13,120, or 10%, from $131,730 for the three-month period ended April 30, 1999 to $144,850 for the current three-month period. The increase in software research and development costs primarily relates to research and development costs associated with software products not qualifying for capitalization during the quarter. The Company capitalizes those costs associated with continued enhancements and improvements to the CompuTrac LFMS for Windows software product line. Those software costs not qualifying for capitalization are expensed when incurred.

    Net interest income increased $2,557, or 8%, from $30,499 for the three-month period ended April 30, 1999, to $33,056 for the current three-month period. The increase in net interest earnings over the prior comparable quarter was attributable to an increase in interest rates and the amount of funds consistently invested and a decrease in net interest expense between periods.

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

  Liquidity and Capital Resources

       Net cash used in operating activities was $120,558 for the three-months ended April 30, 2000 compared to cash used of $35,002 in the prior comparable period. The increase in cash used in operating activities during the period was attributable to the recognition of a net loss during the period versus net income. Net cash provided by investing activities was $358,198 for the current period versus $327,205 used in the prior comparable period. The increase in cash provided by investing activities was due to the conversion of certificates of deposit to cash between periods. Net cash used in financing activities was $268,768 compared to $111,219 in the prior period. The increase in cash used in financing activities was due to an increase in the amount of funds used to purchase treasury shares during the period.

                          PART II. OTHER INFORMATION

  Items 1 through 5 are not applicable.

  Item 6(a): Exhibits

     Exhibit 11 -  Calculation of weighted average number of common shares outstanding during the three-month periods ended April 30, 2000 and 1999.

     Exhibit 27 -  Financial Data Schedule

  Item 6(b): Reports on Form 8-K

                   No reports on form 8-K have been filed during the quarter ended April 30, 2000.

                                CompuTrac, Inc.

                                  SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


  Date:  June 12, 2000

                           /s/   CompuTrac, Inc.
                            ____________________
                                 (Registrant)


                            /s/ Harry W. Margolis
                            _____________________
                                Harry W. Margolis
                            Chief Executive Officer
                         (Principal Executive Officer)


                            /s/ D. Bruce Walter
                            _____________________
                               D. Bruce Walter
                                  President
                         (Principal Operating Officer)


                            /s/ Shawn E. Anderson
                            ______________________
                                Shawn E. Anderson
                                   Controller
                        (Principal Accounting Officer)