Form 10QSB
period 2000-07-31
COMPUTRAC INC
filed 2000-09-19
CIK 720507

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

              For the Quarterly Period Ended July 31, 2000

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

 As of August 31, 2000 there were 6,333,289 shares of the registrant's $.01 par value common stock outstanding.

 Transitional Small Business Disclosure Format (Check One):   Yes ___   No  X

    ______________________________________________________________________
    ______________________________________________________________________

                               CompuTrac, Inc.

                                     INDEX

                        PART I.  FINANCIAL INFORMATION

                                                                   Page No.

 Item 1.        Financial Statements:

                Balance Sheets (unaudited)  -
                  July 31, 2000 and January 31, 2000                   3

                Statements of Operations (unaudited) -
                  Three-month and Six-month periods ended
                  July 31, 2000 and 1999                               4

                Statements of Cash Flows (unaudited) -
                  Six-month period ended
                  July 31, 2000 and 1999                               5

                Notes to Consolidated Financial Statements
                  (unaudited)                                          6

 Item 2.        Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                          7-8

 Item 3. Exhibit I - Annual Report to Shareholders for the fiscal year ended January 31, 2000


                          PART II. OTHER INFORMATION

 Item 4.        Submission of Matters to a Vote of Security Holders    9

 Item 6(a) Exhibits                                                    9

 Item 6(b) Reports on Form 8-K                                         9

           Signatures                                                 10
 ______

 Note: Items 1 through 3 and Item 5 of Part II are omitted because they are not applicable.

                               CompuTrac, Inc.

                          BALANCE SHEETS (unaudited)
                                                        July 31    January 31,
                                                          2000         2000
                                                       ----------   ----------
 ASSETS

 Current assets:
   Cash and cash equivalents                          $   257,688  $   352,970
   Short-term investments                               1,400,000    2,200,000
   Accounts receivable, net of allowance
     for doubtful accounts of $152,000 and
     $119,000, respectively                               391,390      610,510
   Other current assets                                   246,882      376,953
                                                       ----------   ----------
     Total current assets                               2,295,960    3,540,433

 Property, furniture and equipment, net of
   accumulated depreciation of $8,499,996
   and $8,387,463, respectively                         1,099,663    1,181,846
 Land held for resale                                     254,122      254,122
 Capitalized software, net of accumulated
   amortization of $3,709,743 and $3,524,211
   respectively                                         2,190,910    2,140,252
 Other assets                                             568,724      551,274
                                                       ----------   ----------
     Total assets                                     $ 6,409,379  $ 7,667,927
                                                       ==========   ==========


 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
   Accounts payable                                 $      92,933    $ 142,573
   Accrued expenses                                       177,992      144,716
   Stock purchase payable                                 132,500      434,625
   Deferred systems revenues                              109,643      190,750
   Short-term portion of mortgage note payable                  -       23,193
                                                       ----------   ----------
     Total liabilities                                    513,068      935,857

 Shareholders' equity:
   Preferred stock, $1.00 par value, 2,000,000
     shares authorized, no shares issued and
     outstanding                                                -            -
   Common stock, $.01 par value, 13,000,000 shares
     authorized, 6,988,706 shares issued                   69,887       69,887
   Additional paid-in capital                           8,396,771    8,478,866
   Retained losses                                     (1,192,126)    (332,242)
                                                       ----------   ----------
                                                        7,274,532    8,216,511
   Less:  treasury shares, at cost, 655,417 and
     720,391 shares, respectively                      (1,378,221)  (1,484,441)
                                                       ----------   ----------
     Total shareholders' equity                         5,896,311    6,732,070
                                                       ----------   ----------
   Total liabilities and shareholders' equity         $ 6,409,379  $ 7,667,927
                                                       ==========   ==========


 See accompanying Notes to Financial Statements (unaudited) and Management's
 Discussion and Analysis of Financial Condition and Results of Operations.

                               CompuTrac, Inc.

                     STATEMENTS OF OPERATIONS (unaudited)

                                           Three-month period                  Six-month period
                                             ended July 31,                     ended July 31,
                                          2000             1999              2000            1999
                                      -----------      -----------       -----------     -----------
 Revenues:
   Systems sales                     $     59,453     $    413,724      $    145,022    $    725,996
   Services and support                   749,558        1,071,655         1,569,751       2,212,919
                                      -----------      -----------       -----------     -----------
                                          809,011        1,485,379         1,714,773       2,938,915
 Costs and expenses:
   Cost of system sales                    29,010          235,216            54,538         273,648
   Cost of services and support            58,027           63,868           114,992         122,812
   Amortization of capitalized
     software                              92,766           92,766           185,532         185,532
   Operating expenses                     279,580          306,589           570,921         628,895
   Selling, general and
     administrative expenses              695,630          614,638         1,453,220       1,335,393
   Software research and
     development costs                    113,550          101,400           258,400         233,130
                                      -----------      -----------       -----------     -----------
                                        1,268,563        1,414,477         2,637,603       2,779,410

   Operating (loss) income               (459,552)          70,902          (922,830)        159,505
   Interest income, net                    29,890           32,524            62,946          63,023
                                      -----------      -----------       -----------     -----------
   Net (loss) income                 $   (429,662)    $    103,426      $   (859,884)   $    222,528
                                      ===========      ===========       ===========     ===========



   (Loss) income per share -
     basic and diluted                     ($0.07)           $0.02            ($0.14)          $0.03
                                      ===========      ===========       ===========     ===========


   Weighted average number of
     common shares -

     Basic                              6,328,557        6,380,646         6,314,964       6,426,025
                                      ===========      ===========       ===========     ===========
     Diluted                            6,328,557        6,569,019         6,314,964       6,582,964
                                      ===========      ===========       ===========     ===========

   See accompanying Notes to Financial Statements (unaudited) and Management's Discussion and
   Analysis of Financial Condition and Results of Operations.

                               CompuTrac, Inc.

                     STATEMENTS OF CASH FLOWS (unaudited)

                                                         Six-month period
                                                          ended July 31,
                                                        2000          1999
                                                      ---------     ---------

 Cash flows from operating activities:
     Net (loss) income                               $ (859,884)   $  222,528
     Adjustments to reconcile net loss to net
       cash (used in) provided by operating
       activities:
          Depreciation of property, furniture
            and equipment                               112,534       115,386
          Amortization of capitalized software costs    185,532       185,532
     Changes in operating assets and liabilities:
          Accounts receivable                           219,120      (369,663)
          Other current assets                          130,071        21,088
          Other assets                                  (17,450)      (37,889)
          Accounts payable and accrued expenses         (16,364)       87,005
          Deferred systems revenues                     (81,107)      (49,470)
                                                      ---------     ---------
     Net cash (used in) provided by operating
       activities                                      (327,548)      174,517

 Cash flows from investing activities:
     Additions to property, furniture and equipment     (30,351)      (55,183)
     Additions to capitalized software                 (236,190)     (311,189)
     (Purchase) sale of certificates of deposit         800,000      (500,000)
     Sale of U.S. Treasury Bills                              -     1,404,203
                                                      ---------     ---------
     Net cash provided by investing activities          533,459       537,831

 Cash flows from financing activities:
     Issuance of treasury shares                         24,125        36,284
     Principal payments of mortgage note payable        (23,193)      (45,085)
     Purchase of treasury shares                       (302,125)     (117,146)
                                                      ---------     ---------
     Net cash used in financing activities             (301,193)     (125,947)
                                                      ---------     ---------

     Net (decrease) increase in cash and cash
       equivalents                                      (95,282)      586,401

     Cash and cash equivalents at beginning of period   352,970     1,000,959
                                                      ---------     ---------
     Cash and cash equivalents at end of period      $  257,688    $1,587,360
                                                      =========     =========


 Supplemental disclosures of cash flow information:
          Interest paid                                     -          $4,753

 See accompanying Notes to Financial Statements (unaudited) and Management's
 Discussion and Analysis of Financial Condition and Results of Operations.

                               CompuTrac, Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



 (1) The unaudited consolidated financial information furnished herein reflects all adjustments which in the opinion of management are necessary to fairly state the Company's financial position, the changes in its financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's consolidated financial statements and notes thereto included on pages 9 through 20 of the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure which would substantially duplicate the disclosure contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000 has been omitted. The results of operations for the three and six-month period ended July 31, 2000 are not necessarily indicative of results for the entire year ending January 31, 2001.

                               CompuTrac, Inc.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 Results of Consolidated Operations

 Total revenues from operations decreased $676,368, or 46%, from $1,485,379 for the quarter ended July 31, 1999 to $809,011 for the current quarter ended July 31, 2000. For the six-month period ended July 31, 2000, total revenues from operations decreased $1,224,142, or 42%, from $2,938,915 for the six-months ended July 31, 1999 to $1,714,773. Total sales revenues decreased $354,271, or 86% from $413,724 for the quarter ended July 31, 1999 to $59,453 for the current quarter ended July 31, 2000. For the six-month period ended July 31, 2000, total sales revenues decreased $580,974, or 80%, from $725,996 for the six-months ended July 31, 1999 to $145,022 in the current six-month period. Services and support revenues decreased $322,097, or 30%, from $1,071,655 for the quarter ended July 31, 1999, to $749,558 for the current quarter ended July 31, 2000. For the six-month period ended July 31, 2000, services and support revenues decreased $643,168, or 29%, from $2,212,919 for the six-months ended July 31, 1999 to $1,569,751. Both the decreases in systems sales and service and support revenues are attributable to a decrease in the number of new systems sales and related installation services of the Company's LFMS for Windows software products during the period. The Company attributes this decrease to a continuing lag in the overall market and the recent introduction of the Company's new LFMS 2000 product. It is the Company's experience that a major product introduction, such as what is now under way, results in near-term decreases in revenues.

   Cost of systems sales as a percentage of system sales revenue was 49% for the quarter ended July 31, 2000 versus 57% for the quarter ended July 31, 1999. Systems sales revenues in the current period contained a lesser amount of upgrade and hardware sales, which have a significantly lower gross margin than the Company's software products. Cost of systems sales as a percentage of system sales revenue was 38% for both the six-month period ended July 31, 2000 and July 31, 1999. Cost of services and support as a percentage of services and support revenues increased from 6% to 8% between quarterly periods. Cost of services and support as a percentage of services and support revenues increased from 6% to 7% between the six-month periods. The percentage increase is attributable to decreased revenues associated with maintenance revenue included in services and support revenue.

   Amortization of capitalized software was unchanged, totaling $92,766 for each quarterly period and $185,532 for each six-month period, as software development costs capitalized between periods were not yet subject to amortization.

   Operating expenses decreased $27,009, or 9% from $306,589 for the three-month period ended July 31, 1999, to $279,580 for the current three-month period. For the six-months ended July 31, 2000, operating expenses decreased $57,974 or 9% from $628,895 to $570. The decrease is primarily attributable to a fluctuation in software development personnel between periods. Selling, general and administrative expenses increased $80,992, or 13%, from $614,638 for the three-month period ended July 31, 1999, to $695,630 for the current three-month period. For the six-months ended July 31, 2000, selling, general and administrative expenses increased $117,827 or 9% from $1,335,393 in the comparable prior period to $1,453,220. This increase is primarily attributable to foreign tax receivables written off in the current period.

   Software research and development costs increased $12,150, or 12%, from $101,400 for the three-month period ended July 31, 1999 to $113,550 for the current three-month period. For the six-months ended July 31, 2000, software research and development costs increased $25,270 or 11% from $233,130 in the comparable prior period to $258,400 in the current period. This increase in software research and development costs primarily relates to research and development costs associated with software products not qualifying for capitalization during the quarter. The Company capitalizes those costs associated with continued enhancements and improvements to the CompuTrac LFMS for Windows software product line. Those software costs not qualifying for capitalization are expensed when incurred.

   Net interest income decreased $2,634, or 8%, from $32,524 for the three-month period ended July 31, 1999, to $29,890 for the current three-month period. For the six-months, net interest income was almost unchanged. The decrease in quarterly interest earnings was primarily due to a decrease in funds available for investment purposes between periods.

 Fluctuations in Interim Period Operating Results

   Management believes that, historically, interim results and period-to-period comparisons have been neither predictable nor an accurate measure of the annual performance of the Company. The Company has experienced and expects to continue to experience period-to-period fluctuations in the number of systems sold, revenues and net income. Fluctuations in system sales revenues have historically resulted from the revenues of the Company being generated principally by the sale of a small number of relatively expensive systems, as well as the policy of the Company of recognizing revenue upon delivery of the hardware, the delivery and acceptance of the software, the equipment availability of hardware from the Company's hardware supplier, and the desire of the customer to accelerate or delay the date of delivery. These factors tend to distort the operating results of an interim period. Additionally, sales have not occurred or been recognized evenly throughout the fiscal year or any interim period, thus making meaningful interim period comparisons difficult. These fluctuations may also have a significant impact on profitability in any interim period as a result of the relatively fixed nature of operating costs and selling, general and administrative expenses.

 Liquidity and Capital Resources

   Net cash used in operating activities was $327,548 for the six-months ended July 31, 2000 compared to cash provided of $174,517 for the prior comparable period. The decrease in cash provided by operating activities during the period is attributable to the recognition of a loss during the period versus net income. Net cash provided by investing activities was $533,459 for the current period which is relatively unchanged from $537,831 in the prior comparable period. Net cash used in financing activities was $301,193 compared to $125,947 in the prior period. The increase in cash used in financing activities was due to an increase in the amount of funds used to purchase treasury shares during the period.


                          PART II. OTHER INFORMATION

 Items 1 through 3 are not applicable.

 Item 4.Submission of Matters to a Vote of Security Holders

   The Annual Meeting of Stockholders of CompuTrac, Inc. was held on July 14, 2000. The record date for stockholders entitled to notice of, and to vote at, the meeting was May 26, 2000. The purpose of the meeting was to elect five directors for the ensuing year and to transact such other business as might properly come before the meeting or any adjournment thereof. At the meeting, the following matter was submitted to and approved by the company's stockholders:

   The stockholders elected the following persons set forth in the table below to serve as directors of the company until the next Annual Meeting of Stockholders and until their successors have been elected and qualified:

                                                 Votes
          Nominee                  Votes For    Withheld
          -----------------        ---------    --------
          Harry W. Margolis        6,130,020      89,905
          Dana E. Margolis         6,130,020      89,905
          D. Bruce Walter          6,219,524         401
          Kenneth R. Nicholas      6,216,674       3,251
          Gerald D. Harris         6,216,674       3,251


 Item 6(a): Exhibits

      Exhibit 27  -   Financial Data Schedule


 Item 6(b): Reports on Form 8-K

      No reports on form 8-K have been filed during the quarter ended July 31, 2000

                               CompuTrac, Inc.

                                  SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 Date:  September 13, 2000

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