Form 10QSB
period 2000-10-31
COMPUTRAC INC
filed 2000-12-20
CIK 720507

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

            For the Quarterly Period Ended October 31, 2000

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

 As of November 30, 2000 there were 6,354,025 shares of the registrant's $.01 par value common stock outstanding.

 Transitional Small Business Disclosure Format (Check One):   Yes ___   No  X

    ______________________________________________________________________
    ______________________________________________________________________

                               CompuTrac, Inc.

                                     INDEX

                        PART I.  FINANCIAL INFORMATION

                                                                     Page No.

 Item 1.        Financial Statements:

                Balance Sheets (unaudited)  -
                  October 31, 2000 and January 31, 2000                  3

                Statements of Operations (unaudited) -
                  Three-month and nine-month periods ended
                  October 31, 2000 and 1999                              4

                Statements of Cash Flows (unaudited) -
                  Three-month and nine-month periods ended
                  October 31, 2000 and 1999                              5

                Notes to Consolidated Financial Statements
                  (unaudited)                                            6

 Item 2.        Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                            7-8

 Item 3. Exhibit I - Annual Report to Shareholders for the fiscal year ended January 31, 2000


                          PART II. OTHER INFORMATION

 Item 6(a) Exhibits                                                      9

 Item 6(b) Reports on Form 8-K                                           9

           Signatures                                                   10
 ______

 Note: Items 1 through Item 5 of Part II are omitted because they are not applicable.

                               CompuTrac, Inc.

                          BALANCE SHEETS (unaudited)

                                                     October 31    January 31,
                                                        2000           2000
                                                     ----------     ----------
 ASSETS
 Current assets:
   Cash and cash equivalents                        $   678,607    $   352,970
   Short-term investments                               600,000      2,200,000
   Accounts receivable, net of allowance for
     doubtful accounts of $91,213 and
     $119,000, respectively                             297,751        610,510
   Other current assets                                 188,212        376,953
                                                     ----------     ----------
     Total current assets                             1,764,570      3,540,433

 Property, furniture and equipment, net of
   accumulated depreciation of $8,552,699
   and $8,387,463, respectively                       1,059,843      1,181,846
 Land held for resale                                   259,904        254,122
 Capitalized software, net of accumulated
   amortization of $3,859,743 and $3,524,211
   respectively                                       2,159,005      2,140,252
 Other assets                                           568,724        551,274
                                                     ----------     ----------
     Total assets                                   $ 5,812,046    $ 7,667,927
                                                     ==========     ==========


 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                 $    94,460    $   142,573
   Accrued expenses                                     203,979        144,716
   Stock purchase payable                                53,000        434,625
   Deferred systems revenues                             97,560        190,750
   Short-term portion of mortgage note payable                -         23,193
                                                     ----------     ----------
     Total liabilities                                  448,999        935,857


 Shareholders' equity:
   Preferred stock, $1.00 par value, 2,000,000
     shares authorized, no shares issued and
     outstanding                                              -              -
   Common stock, $.01 par value, 13,000,000
     shares authorized, 6,988,706 shares issued          69,887         69,887
   Additional paid-in capital                         8,380,900      8,478,866
   Retained losses                                   (1,731,631)      (332,242)
                                                     ----------     ----------
                                                      6,719,156      8,216,511
   Less:  treasury shares, at cost, 639,683 and
     720,391 shares, respectively                    (1,356,109)    (1,484,441)
                                                     ----------     ----------
     Total shareholders' equity                       5,363,047      6,732,070
                                                     ----------     ----------
   Total liabilities and shareholders' equity       $ 5,812,046    $ 7,667,927
                                                     ==========     ==========


 See accompanying Notes to Financial Statements (unaudited) and Management's
 Discussion and Analysis of Financial Condition and Results of Operations.

                               CompuTrac, Inc.

                     STATEMENTS OF OPERATIONS (unaudited)

                                          Three-month period                 Nine-month period
                                           ended October 31,                  ended October 31,
                                         2000             1999              2000            1999
                                      -----------      -----------       -----------     -----------
 Revenues:
   Systems sales                     $     32,085     $    231,704      $    177,107    $    957,700
   Services and support                   707,450        1,047,997         2,277,201       3,260,916
                                      -----------      -----------       -----------     -----------
                                          739,535        1,279,701         2,454,308       4,218,616
 Costs and expenses:
   Cost of system sales                    18,463           90,084            73,001         363,732
   Cost of services and support                             55,669            61,659         170,661        184,471
   Amortization of capitalized
     software                             150,000           92,766           335,532         278,298
   Operating expenses                     277,870          298,517           848,791         927,412
   Selling, general and
     administrative expenses              667,811          603,351         2,121,031       1,938,744
   Software research and
     development costs                    131,650          127,000           390,050         360,130
                                      -----------      -----------       -----------     -----------
                                        1,301,463        1,273,377         3,939,066       4,052,787

   Operating (loss) income               (561,928)           6,324        (1,484,758)        165,829
   Interest income, net                    22,423           32,783            85,369          95,806
                                      -----------      -----------       -----------     -----------
   Net (loss) income                 $   (539,505)    $     39,107      $ (1,399,389)   $    261,635
                                      ===========      ===========       ===========     ===========

   (Loss) income per share -
     basic and diluted                     ($0.09)           $0.01            ($0.22)          $0.04
                                      ===========      ===========       ===========     ===========

   Weighted average number of
     common shares -
     Basic                              6,342,447        6,394,620         6,326,298       6,393,621
                                      ===========      ===========       ===========     ===========

     Diluted                            6,342,447        6,491,111         6,326,298       6,552,346
                                      ===========      ===========       ===========     ===========

 See accompanying Notes to Financial Statements (unaudited) and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                               CompuTrac, Inc.

                     STATEMENTS OF CASH FLOWS (unaudited)

                                                         Nine-month period
                                                         ended October 31,
                                                         2000           1999
                                                     ----------      ---------
 Cash flows from operating activities:
     Net (loss) income                              $(1,399,389)    $  261,635
     Adjustments to reconcile net loss to
       net cash (used in) provided by
       operating activities:
          Depreciation of property,
            furniture and equipment                     165,236        169,911
          Amortization of capitalized
            software costs                              335,532        278,298
     Changes in operating assets and liabilities:
          Accounts receivable                           312,759       (292,127)
          Other current assets                          188,741       (105,707)
          Other assets                                  (23,232)       (40,764)
          Accounts payable and accrued expenses          11,150        (43,793)
          Deferred systems revenues                     (93,190)       (34,396)
                                                     ----------      ---------
     Net cash (used in) provided by operating
       activities                                      (502,393)       193,057
                                                     ----------      ---------

 Cash flows from investing activities:
     Additions to property, furniture and equipment     (43,233)       (67,909)
     Additions to capitalized software                 (354,285)      (429,284)
     (Purchase) sale of certificates of deposit       1,600,000     (1,500,000)
     Sale of U.S. Treasury Bills                              -      1,395,677
                                                     ----------      ---------
     Net cash provided by (used in)
       investing activities                           1,202,482       (601,516)

 Cash flows from financing activities:
     Issuance of treasury shares                         30,366         48,431
     Principal payments of mortgage note payable        (23,193)       (68,439)
     Purchase of treasury shares                       (381,625)      (117,146)
                                                     ----------      ---------
     Net cash used in financing activities             (374,452)      (137,154)
                                                     ----------      ---------

   Net increase (decrease) in cash and
     cash equivalents                                   325,637       (545,613)
   Cash and cash equivalents at beginning of period     352,970      1,000,959
                                                     ----------      ---------
   Cash and cash equivalents at end of period       $   678,607     $  455,346
                                                     ==========      =========


   Supplemental disclosures of cash flow information:
          Interest paid                                      -          $8,113

 See accompanying Notes to Financial Statements (unaudited) and Management's
 Discussion and Analysis of Financial Condition and Results of Operations.

                               CompuTrac, Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



 (1) The unaudited consolidated financial information furnished herein reflects all adjustments which in the opinion of management are necessary to fairly state the Company's financial position, the changes in its financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's consolidated financial statements and notes thereto included on pages 9 through 20 of the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure which would substantially duplicate the disclosure contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000 has been omitted. The results of operations for the three and nine-month period ended October 31, 2000 are not necessarily indicative of results for the entire year ending January 31, 2001.

                               CompuTrac, Inc.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 Results of Consolidated Operations

 Total revenues from operations decreased $540,166 or 42%, from $1,279,701 for the quarter ended October 31, 1999 to $739,535 for the current quarter ended October 31, 2000. For the nine-month period ended October 31, 2000, total revenues from operations decreased $1,764,308, or 42%, from $4,218,616 for the nine-months ended October 31, 1999 to $2,454,308. Total sales revenues decreased $199,619, or 86% from $231,704 for the quarter ended October 31, 1999 to $32,085 for the current quarter ended October 31, 2000. For the nine-month period ended October 31, 2000, total sales revenues decreased $780,593, or 82%, from $957,700 for the nine-months ended October 31, 1999 to $177,107 in the current nine-month period. Services and support revenues decreased $340,547, or 32%, from $1,047,997 for the quarter ended October 31, 1999, to $707,450 for the current quarter ended October 31, 2000. For the nine-month period ended October 31, 2000, services and support revenues decreased $983,715 or 30%, from $3,260,916 for the nine-months ended October 31, 1999 to $2,277,201. Both the decreases in systems sales and service and support revenues are attributable to a decrease in the number of new systems sales and related installation services of the Company's LFMS for Windows software products during the period. The Company attributes this decrease to a continuing lag in the overall market and the recent introduction of the Company's new LFMS 2000 product. It is the Company's experience that a major product introduction, such as what is now under way, results in near-term decreases in revenues.

 Cost of systems sales as a percentage of system sales revenue was 58% for the quarter ended October 31, 2000 versus 39% for the quarter ended October 31, 1999. Systems sales revenues in the current period contained a larger amount of upgrade and hardware sales, which have a significantly lower gross margin than the Company's software products. Cost of systems sales as a percentage of system sales revenue was 41% for the nine-month period ended October 31, 2000 compared with 38% for the quarter October 31, 1999. Cost of services and support as a percentage of services and support revenues increased from 6% to 8% between quarterly periods. Cost of services and support as a percentage of services and support revenues increased from 6% to 7% between the nine-month periods. The percentage increase is attributable to decreased revenues associated with maintenance revenue included in services and support revenue.

 Amortization of capitalized software increased $57,234 from $92,766 during the quarter ended October 31, 1999 to $150,000 during the quarter ended October 31, 2000. Similarly, the increase during the nine-month period was $57,234 from $278,298 in the prior period to $335,532 in the current period. The company began amortizing certain capitalized software development costs in the current quarterly period that had not previously been subject to amortization.

 Operating expenses decreased $20,647, or 7% from $298,517 for the three-month period ended October 31, 1999, to $277,870 for the current three-month period. For the nine-months ended October 31, 2000, operating expenses decreased $78,621 or 8% from $927,412 to $848,791. The decrease is primarily attributable to a fluctuation in software development personnel between periods. Selling, general and administrative expenses increased $64,460, or 11%, from $603,351 for the three-month period ended October 31, 1999, to $667,811 for the current three-month period. This increase is primarily attributable to a lesser amount of capitalized software development costs between periods. For the nine-months ended October 31, 2000, selling, general and administrative expenses increased $182,287 or 9% from $1,938,744 in the comparable prior period to $2,121,031. This increase is attributable to the capitalized software development variance above as well as prior period foreign tax receivables written off in the nine-month period.

 Software research and development costs increased $4,650 or 4%, from $127,000 for the three-month period ended October 31, 1999 to $131,650 for the current three-month period. For the nine-months ended October 31, 2000, software research and development costs increased $29,920 or 8% from $360,130 in the comparable prior period to $390,050 in the current period. This increase in software research and development costs primarily relates to research and development costs associated with software products not qualifying for capitalization during the quarter. The Company capitalizes those costs associated with continued enhancements and improvements to the CompuTrac LFMS for Windows software product line. Those software costs not qualifying for capitalization are expensed when incurred.

 Net interest income decreased $10,360 or 32%, from $32,783 for the three-month period ended October 31, 1999, to $22,423 for the current three-month period. For the nine-months, net interest income was down $10,437 from $95,806 to $85,369 in the current nine-month period. The decrease in interest earnings was primarily due to a decrease in funds available for investment purposes between periods.

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

 Liquidity and Capital Resources

 Net cash used in operating activities was $502,393 for the nine-months ended October 31, 2000 compared to cash provided of $193,057 for the prior comparable period. The decrease in cash provided by operating activities during the period is attributable to the recognition of a loss during the period versus net income. Net cash provided by investing activities was $1,202,482 versus net cash used of $601,516 in the prior comparable period. The Company sold $1,600,000 of certificates of deposit during the current nine-month period to meet its working capital needs. Net cash used in financing activities was $374,452 compared to $137,154 in the prior period. The increase in cash used in financing activities was due to an increase in the amount of funds used to purchase treasury shares during the period.

 In November, 2000, the Company sold certain land held for resale. The net cash proceeds from the sale were $1,500,265 which will be used for future working capital needs.

                          PART II. OTHER INFORMATION

 Items 1 through 5 are not applicable.

 Item 6(a): Exhibits

      Exhibit 27  -  (Page 11) Financial Data Schedule

 Item 6(b): Reports on Form 8-K

      No reports on form 8-K have been filed during the quarter ended October 31, 2000

                               CompuTrac, Inc.

                               SIGNATURES



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 Date:  December 14, 2000

                          /s/    CompuTrac, Inc.
                           ____________________
                                 (Registrant)


                          /s/ Harry W. Margolis
                           ____________________
                              Harry W. Margolis
                           Chief Executive Officer
                         (Principal Executive Officer)


                          /s/  D. Bruce Walter
                           _____________________
                               D. Bruce Walter
                                  President
                         (Principal Operating Officer)


                          /s/  Steven M. Crane
                           ______________________
                               Steven M. Crane
                           Chief Financial Officer
                        (Principal Accounting Officer)