Form 10KSB40
period 2001-01-31
COMPUTRAC INC
filed 2001-05-14
CIK 720507

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                  For The Fiscal Year Ended January 31, 2001
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

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                              Name of Each Exchange
              Title of Each Class              on Which Registered
              -------------------              -------------------
          Common Stock, $.01 par value       American Stock Exchange

  SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

 Check whether  the issuer  (1) filed  all reports  required to  be filed  by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

 Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

 The issuer's revenues for the fiscal year ended January 31, 2001 were $3,271,270.

 As of April 30, 2001, the aggregate market value of the voting stock held by non-affiliates of the issuer was $2,035,996.

 As of April 30, 2001, the number of shares outstanding of the issuer's common stock was 7,094,354.

                     DOCUMENTS INCORPORATED BY REFERENCE

 Parts of the issuer's Proxy Statement for the issuer's 2001 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-KSB Report.

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

      The Company believes that, historically, it has been one of the major suppliers of computer systems and services for law firms over 50 timekeepers. Substantially all of the systems marketed by the Company are sold in conjunction with services including a separately priced maintenance agreement, customized conversion services, customer training, customer support, product enhancements and software maintenance services. Ongoing maintenance revenue and support services have provided the Company with a continuing source of revenue.


 Law Firm Management System

      Software which enables law firms to more efficiently perform and evaluate administrative and business functions constitutes the Company's principal products. These products are called the Law Firm Management System ("LFMS"). The Company's earlier generation products, designed for medium to large law firms, run on mini-computers in either the HP3000 Series or the HP9000 Series, while some peripheral products run on IBM-compatible micro-computers. The Company's current software applications run in the Microsoft Windows 2000 operating environment and are based on Microsoft SQL Server.

      The core of the Company's software includes the ability to capture time and disbursements incurred on behalf of clients, billing, trust accounting, accounts payable, accounts receivable, general ledger, drill-down inquiry, profitability analysis, and management and financial reporting. Practice management software included within the LFMS SQL software system consists of modules such as conflict of interest software developed by the Company.


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


 Hardware

      The earlier generation LFMS software is designed for use in conjunction with various network operating systems operating with either the HP3000 or HP9000 UNIX-based computer systems, which the customer typically purchased from the Company.


 Marketing

      The Company markets its products through presentations at state, regional and national conferences of lawyers, law firm administrators and information system managers. The Company also advertises in regional and national publications and engages in telemarketing and direct mail campaigns focused on the legal market


 Maintenance, Installation and Training

      The Company provides software maintenance for a fixed monthly fee which covers enhancements, modifications and improvements to the licensed software. Such services do not generally require customer site visits by Company personnel.

      The CompuTrac software products are installed by Company representatives on personal computers located at the law firm client site. Customer training on the products is conducted either on-site at the law firm office or at the Company's training center located at the Company's corporate offices in Richardson, Texas. All training is conducted by experienced Company personnel.


 Competition

      The computer software systems industry is highly competitive. Software designed to accomplish substantially the same purposes as the products of the Company is readily available from several competitors. The Company competes on the basis of the quality of its products and services, its insights into the needs of law firms and its reputation. The Company believes that its pricing policies are competitive with those of its competitors.


 Employees

      As of April 30, 2001, the Company employed 33 full-time employees No employees are represented by a union or covered by a collective bargaining agreement. The Company believes that its relationship with its employees is good.


 Research and Development

      During each of the two years ended January 31, 2001 and 2000, the Company expended approximately $1.1 million on software research, development and production costs. Net software research, development and production expenses, after capitalization of certain software development costs, amounted to $520,000 for the fiscal year ended January 31, 2001, and $505,000 for the fiscal year ended January 31, 2000. The Company anticipates its expenditures for research, development and production in fiscal 2002 will decrease from current levels.


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


 Item 3. Legal Proceedings

      The Company is not a party to any significant legal proceedings. The Company is not aware of any pending or contemplated proceeding against it by governmental authorities concerning environmental matters. The Company knows of no legal proceedings, pending or threatened, or judgments entered against any Director or Officer of the Company in his or her capacity as such.


 Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended January 31, 2001.


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

      At April 30, 2001, there were approximately 240 holders of record and approximately 1,500 beneficial owners of the Company's Common Stock. For the periods indicated below, the following table sets forth the high and low sales prices as reported by the American Stock Exchange.


                                                Market Price
                                         ---------------------------
                                          High                 Low
                                         ------               ------
 2000 Fiscal Year:
      First Quarter                      1.2500               0.7500
      Second Quarter                     1.1875               0.8750
      Third Quarter                      1.0000               0.5625
      Fourth Quarter                     2.8125               0.5625

 2001 Fiscal Year:
      First Quarter                      4.0000               0.7500
      Second Quarter                     1.6875               0.5000
      Third Quarter                      0.6875               0.3125
      Fourth Quarter                     0.6250               0.1250


      The closing sales price per share of the Common Stock on the American Stock Exchange on April 30, 2001 was $0.40.


 Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations


 Results of Operations

     The following table sets forth, for the fiscal years indicated, items in the Consolidated Statements of Operations expressed as a percentage of operating revenues:

                                                    Year Ended January 31,
                                                       2001        2000
                                                       ----        ----
 Revenues:
     Systems sales                                        9 %        21%
     Services and support                                91          79
                                                       ----        ----
                                                        100         100
 Costs and expenses:
     Cost of system sales                                 4           8
     Cost of services and support                         7           5
     Amortization of capitalized software                13           7
     Write-down of capitalized software                  16
     Operating expenses                                  53          23
     Selling, general and administrative expenses       102          53
     Software research and development costs             16          10
                                                       ----        ----
                                                        211         106

     Loss from operations                              (111)         (6)
     Gain on sale of land                                38
     Interest income, net                                 4           3
                                                       ----        ----
     Net loss                                           (70) %       (3)%
                                                       ====        ====


 Year Ended January 31, 2001 compared to Year Ended January 31, 2000

      Total revenues declined from $5.2 million in fiscal 2000 to $3.3 million, a decrease of $1.9 million, or -37% as compared to the prior fiscal year. System sales revenues decreased $773,000, or -72% from just under $1.1 million in fiscal 2000 to $306,000 in fiscal 2001. The decrease was due to the Company's changeover to the LFMS SQL version in mid- fiscal 2001.
  The last Access-based system was sold in the 1st quarter, and the first sales of SQL systems were in the 4th quarter.

      Services and support revenues decreased 29%, or just under $1.2 million from $4.1 million in fiscal 2000 to $2.9 million in fiscal 2001. Services and support revenues are comprised of software and hardware maintenance fees, programming support charges and various other service revenue fees such as training, installation and conversion revenues. The decrease in services and support revenues in fiscal 2001 is attributable to decreased services associated with fewer new systems sales during the period, as well as decreased support for Y2K programming in fiscal 2001.

      Cost of system sales as a percentage of system sales revenues was unchanged between periods at 40%. Cost of services and support as a percentage of services and support revenue increased slightly, from 5% in fiscal 1999 to 8% in fiscal 2000. Cost of services and support is primarily comprised of programming and support staff costs directly associated with the performance of the requested service and certain third party costs associated with maintenance fees included in services and support revenues.
  The fixed nature of the third party costs resulted in the increase as a percentage of services and support revenue.

      Amortization of capitalized software increased from $371,064 in fiscal 2000 to $ 435,532 in fiscal 2001, as software development costs capitalized for the new SQL system became subject to amortization in the 4th quarter. At year-end, management reviewed the net realizable value of the capitalized software and determined that an adjustment for impairment was needed, based on a conservative projection of the net present value of sales revenue attributable to the software.

      Operating expenses increased $525,000, or 43% from $1.2 million in fiscal 2000 to $1.74 million in fiscal 2000. This increase is attributable to an increase in personnel costs associated with the company's computer support and training services, as well as a smaller percentage of development costs being capitalized during the year.

      Selling, general and administrative expenses increased $595 thousand, or 22%, from $2.7 million in fiscal 2000 to $3.4 million in fiscal 2001. This increase was primarily attributable to the renegotiation of the CEO's employment contract and accruals for severance costs. In December, 2000 and January, 2001 the Company reduced its workforce to bring development expenses into line with current sales and cash-flow projections. In conjunction with this reorganization, the Company renegotiated the Chief Executive Officer's compensation plan, terminating the old plan and entering into a new month-to-month agreement. As consideration for the restructuring of the agreement, the Company issued a demand note to the CEO for $817,659 and recorded a charge for that amount. This note amount represents a 15% ($144,000) discount to the Company. The benefits to the Company are a $176,000 reduction in total payments to be made over the life of the original agreement, as well as a significant potential deferral of cash flow during fiscal 2002 and 2003 while the Company establishes the new SQL version of LFMS in the marketplace.

      Software research and development expenses increased $15,000, or 3% from $505,000 in fiscal 2000 to $520,000 in fiscal 2001. The Company will continue to capitalize those costs associated with continued enhancements and improvements to the CompuTrac LFMS for Windows and LFMS 2000 software product lines.

      The gain on sale of land held for resale was the result of the sale of the Frisco, TX land that the Company had owned since 1989.

      Net interest income decreased 12%, from $134,000 in fiscal 2000 to $118,000 in fiscal 2001 due to lower interest rates and fewer funds available for investment purposes between periods. In fiscal 2000, net interest income was comprised of approximately $143,000 of interest income, relating primarily to investment interest income, offset by approximately $9,000 of non-operating expense of which $7,000 was mortgage interest expense. In fiscal 2001, net interest income was comprised of approximately $119,000 of interest income, relating primarily to investment interest income, offset by approximately $1,000 of non-operating expense mortgage interest expense.


 Fluctuations in Interim Period Operating Results

      Management of the Company believes that, historically, interim results and period-to-period comparisons have been neither predictable nor an accurate measure of the annual performance of the Company. The Company has experienced and expects to continue to experience period-to-period fluctuations in the number of systems sold, revenues and net income. Although recent revenues of the Company have primarily been derived from service and support revenues, fluctuations in LFMS system sales revenues have historically resulted from the sale of a small number of relatively expensive systems. Additionally, sales are not recognized evenly throughout the fiscal year or any interim period, thus making meaningful interim period comparisons difficult. These fluctuations may also have a significant impact on profitability in any interim period as a result of the relatively fixed nature of operating costs and selling, general and administrative expenses.


 Liquidity and Capital Resources

       Cash used in operating activities was $883,000 during fiscal 2001 compared with $254,000 provided by operating activities during fiscal 2000. This is due primarily to the increase in the Net Loss and non-cash compensation expense, offset by the gain on sale of land.

 Cash provided by investing activities during fiscal 2001 was $3,130,000 compared to $772,000 used by investing activities during fiscal 2000. The increase is attributable primarily to the sale of the Frisco, TX land in the 4th quarter and maturities of Certificates of Deposit. Cash used in financing activities during fiscal 2001 was $417,000 compared with $129,000 used during fiscal 2000. The increase in cash used in financing activities was primarily attributable to payments made for prior year treasury stock purchases, and a decrease in principal payments associated with the Company's mortgage note payable between periods. The mortgage was paid off during fiscal 2001.

      The Company has not made any material commitments for capital expenditures; however, the Company anticipates continued expenditures will be made during fiscal 2002 in the areas of development, sales, marketing and support of its CompuTrac LFMS for Windows software products. Until the Company is able to generate consistent positive cash flow from operations, these expenditures will be funded in part by cash flow from investment activities of the Company.

      At January 31, 2001 and 2000, the Company has established a 100% valuation allowance to fully offset the net deferred tax asset balances of $2,252,000 and $1,657,000, respectively. Factors considered in management's assessment that significant uncertainties exist regarding the realization of these assets include (1) uncertainty regarding the future success and timing of sales of the Company's new Windows-based products, (2) financial and economic pressures in the Company's primary customer market (i.e. legal industry) and (3) historical operating losses over the last several years.


 Item 7.  Financial Statements

 BALANCE SHEETS
                                                     Year Ended January 31,
                                                     2001             2000
                                                  ----------       ----------
 ASSETS

 Current assets:
   Cash and cash equivalents                     $ 2,182,649      $   352,970
   Short-term investments                            200,000        2,200,000
   Accounts receivable, net of allowance
     for doubtful accounts of $20,000
     and $119,000, respectively                      312,355          610,510
   Other current assets                              129,935          376,953
                                                  ----------       ----------
     Total current assets                          2,824,939        3,540,433

 Property, furniture and equipment                 1,021,894        1,181,846
 Land held for resale                                      -          254,122
 Capitalized software                              1,499,998        2,140,252
 Other assets                                        452,234          551,274
                                                  ----------       ----------
     Total assets                                $ 5,799,065      $ 7,667,927
                                                  ==========       ==========

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
   Accounts payable                              $   104,047      $   142,573
   Accrued expenses                                  243,855          144,716
   Note payable - related party                      817,659          434,625
   Deferred systems revenues                          92,193          190,750
   Short-term portion of mortgage note payable             -           23,193
                                                  ----------       ----------
     Total liabilities                             1,257,754          935,857
                                                  ----------       ----------

 Commitments and contingencies                             -                -

 Shareholders' equity:
   Preferred stock, $1.00 par value,
     2,000,000 shares authorized, no
     shares issued and outstanding                         -                -
   Common stock, $.01 par value, 13,000,000
    shares authorized, 7,077,384 and
    6,988,706 shares issued, respectively             70,774           69,887
   Additional paid-in capital                      8,538,802        8,478,866
   Retained deficit                               (2,617,169)        (332,242)
                                                  ----------       ----------
                                                   5,992,407        8,216,511
   Less:  treasury shares, at cost, 687,364
     and 720,391 shares, respectively             (1,451,096)      (1,484,441)
                                                  ----------       ----------
     Total shareholders' equity                    4,541,311        6,732,070
                                                  ----------       ----------
   Total liabilities and shareholders' equity    $ 5,799,065      $ 7,667,927
                                                  ==========       ==========

 See accompanying notes to financial statements.

 STATEMENTS OF OPERATIONS

                                                    Year Ended January 31,
                                                     2001             2000
                                                  ----------       ----------
 Revenues:
   Systems sales                                 $   305,987      $ 1,078,903
   Services and support                            2,965,283        4,148,429
                                                  ----------       ----------
                                                   3,271,270        5,227,332

 Costs and expenses:
   Cost of system sales                              122,875          431,052
   Cost of services and support                      230,750          249,293
   Amortization of capitalized software              435,532          371,064
   Write-down of capitalized software                519,640                -
   Operating expenses                              1,220,294        1,215,014
   Selling, general and administrative expenses    3,869,038        2,753,699
   Software research and development costs           520,129          505,130
                                                  ----------       ----------
                                                   6,918,258        5,525,252

   Loss from operations                           (3,646,988)        (297,920)

   Gain on sale of land                            1,243,967                -
   Interest income, net                              118,094          133,856
                                                  ----------       ----------
                                                   1,362,061          133,856
                                                  ----------       ----------
   Net loss                                      $(2,284,927)     $  (164,064)
                                                  ==========       ==========

   Loss per share - basic and diluted                 ($0.36)          ($0.03)
                                                  ==========       ==========
   Weighted average number of common shares -
     Basic and diluted                             6,283,766        6,391,463
                                                  ==========       ==========

 See accompanying notes to financial statements.

 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                          Additional
                                       Common Stock        Paid In       Retained          Treasury Stock
                                   Shares       Amount     Capital       Earnings       Shares       Amount       Total
                                  ---------     --------   ---------   ----------     --------    ----------    ---------
 Balance at February 1, 1999      6,988,706    $  69,887  $8,782,504  $  (168,178)     521,509   $(1,316,486)  $7,367,727

 Purchase of treasury stock               -            -           -            -      359,396      (578,271)    (578,271)

 Treasury stock reissued                  -            -    (303,638)           -     (160,514)      410,316      106,678

 Net loss                                 -            -           -     (164,064)           -             -     (164,064)
                                  ---------------------------------------------------------------------------------------
 Balance at January 31, 2000      6,988,706       69,887   8,478,866     (332,242)     720,391    (1,484,441)   6,732,070

 Sale of treasury stock                   -            -     (77,242)           -      (53,963)      111,164       33,922

 Stock issued pursuant to
  employee stock option plan         88,678          887      83,736            -       20,936       (77,819)       6,804

 Compensation expense
  related to employee
  stock options                           -            -      53,442            -            -             -       53,442

 Net loss                                 -            -           -   (2,284,927)           -             -   (2,284,927)
                                  ---------------------------------------------------------------------------------------
 Balance at January 31, 2001      7,077,384    $  70,774  $8,538,802  $(2,617,169)     687,364   $(1,451,096)  $4,541,311
                                  =======================================================================================


 See accompanying notes to financial statements.


 STATEMENTS OF CASH FLOWS
                                                      Year Ended January 31,
                                                        2001            2000
                                                     ----------      ----------
 Cash flows from operating activities:
     Net loss                                       $(2,284,927)    $  (164,064)
     Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
          Non-cash compensation expense                 871,101               -
          Depreciation of property, furniture
           and equipment                                213,161         224,811
          Amortization of capitalized software costs    435,532         371,064
          Write-down of capitalized software            519,640               -
          Gain on sale of land held for resale       (1,243,967)              -
     Changes in operating assets and liabilities:
          Accounts receivable                           298,155          62,363
          Other current assets                          247,018         (32,603)
          Other assets                                   99,040         (59,830)
          Accounts payable and accrued expenses          60,613         (30,420)
          Deferred revenues                             (98,557)       (117,460)
                                                     ----------      ----------
     Net cash provided by (used in)
       operating activities                            (883,191)        253,861

 Cash flows from investing activities:
     Additions to property, furniture and equipment     (53,209)       (117,978)
     Additions to capitalized software                 (314,918)       (547,379)
     (Purchases) sales of certificates of deposit     2,000,000      (2,200,000)
     Sales of U.S. Treasury Bills                             -       2,092,828
     Proceeds from sale of land                       1,498,089               -
                                                     ----------      ----------
     Net cash provided by (used in)
       investing activities                           3,129,962        (772,529)

 Cash flows from financing activities:
     Payments on notes payable - related party         (434,625)              -
     Principal payments of mortgage note payable        (23,193)        (92,353)
     Sale of treasury shares                             33,922         106,678
     Purchase of treasury shares                              -        (143,646)
     Proceeds from stock issuance                         6,804               -
                                                     ----------      ----------
     Net cash used in financing activities             (417,092)       (129,321)
                                                     ----------      ----------
     Net (decrease) increase in cash and
       cash equivalents                               1,829,679        (647,989)

     Cash and cash equivalents at beginning of year     352,970       1,000,959
                                                     ----------      ----------
     Cash and cash equivalents at end of year       $ 2,182,649     $   352,970
                                                     ==========      ==========
     Supplemental disclosures of cash
       flow information:
          Interest paid                             $       986     $     9,318
                                                     ==========      ==========

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

    The Company enters into software  license agreements whereby the  Company licenses software to a customer, providing  that customer with the right  to use  the  software.  In  accordance  with  the provisions  of  the  American
 Institute of Certified  Public Accountants  Statement of  Position No.  97-2
 "Software Revenue Recognition"  (SOP 97-2),  each element  of the  Company's software license contracts is separately identified and accounted for  based on the  relative fair  values of  that  element.  Accordingly,  the  Company recognizes software license  revenue upon  delivery and installation of  the software and  confirmation  of customer  acceptance  per the  terms  of  the contract.  Other  contractual  services  may  include  data  conversion  and training conducted by Company personnel following installation of the  major components of software.  Revenues related  to these services are  recognized at  the  time the  services are  rendered.  In  addition, the  contract  may provide for add-on software applications  which are still under  development and which complement  the core  system, but are  not integral  to the  basic functionality  of the core system.  Uncompleted add-on software  application revenue is recognized  upon the completion  and installation until  delivery occurs and evidence  of customer acceptance  has been obtained.  Maintenance
 contracts  related  to  system  sales  are  deferred  when  applicable   and
 recognized as revenue over the life of the contract.


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


    Advertising Expense

      The cost of advertising is expensed as incurred. The Company incurred approximately $91,000 and $130,000 in advertising costs in fiscal 2001 and 2000, respectively.


    Accounting for Stock-Based Compensation

      The Company has elected to account for stock-based compensation to employees using the intrinsic value method. Accordingly, compensation cost for employee stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the amount the employee must pay to acquire the stock.


    Loss Per Share

      Basic loss per common share is based on the weighted-average number of common shares outstanding. Diluted loss per share is computed based on the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. For the years ended January 31, 2001 and 2000, all potential common shares were anti-dilutive.


    Financial Instruments

      The fair value of the Company's financial instruments, consisting of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt, approximate their carrying values.


 Note 2 - Property, Furniture and Equipment


       Property, furniture and equipment costs are summarized as follows:

                                                        January 31,
                                                ----------------------------
                                                   2001              2000
                                                ----------        ----------
       Equipment                               $ 7,074,937       $ 7,038,136
       Building                                  1,426,935         1,426,935
       Furniture, fixtures and
        leasehold improvements                     820,646           804,238
                                                ----------        ----------
                                                 9,322,518         9,269,309
       Less accumulated depreciation            (8,600,624)       (8,387,463)
                                                ----------        ----------
                                                   721,894           881,846
       Land                                        300,000           300,000
                                                ----------        ----------
                                               $ 1,021,894       $ 1,181,846
                                                ==========        ==========

 Note 3 - Capitalized Software

       Capitalized software costs are summarized as follows:

                                                        January 31,
                                                ----------------------------
                                                   2001              2000
                                                ----------        ----------
       Capitalized software costs              $ 5,459,741       $ 5,664,463

       Less accumulated amortization            (3,959,743)       (3,524,211)
                                                ----------        ----------
                                               $ 1,499,998       $ 2,140,252
                                                ==========        ==========

 Note 4 - Income Taxes

       The effective income tax rates differed from the statutory federal income tax following reasons:


                                                        January 31,
                                                ----------------------------
                                                   2001              2000
                                                ----------        ----------
        Federal income tax benefit at
         statutory rate                            (34)%              (34)%

        Change in valuation allowance               34                 38

        Other                                        -                 (4)
                                                ----------        ----------
                                                     0%                 0%
                                                ==========        ==========


 The components of the deferred tax accounts consist of the following:


                                                        January 31,
                                                ----------------------------
                                                   2001              2000
                                                ----------        ----------
 Deferred tax assets:
 Net operating loss carryforward               $ 2,185,000       $ 1,966,000
 Accounts receivable                                 7,000            45,000
 Deferred revenue                                   12,000            14,000
 Fixed assets                                      310,000           473,000
 Accrued compensation                              278,000                 -
 Other                                              54,000            61,000
                                                ----------        ----------
   Total deferred tax assets                     2,846,000         2,559,000
 Deferred tax liabilities:
 Capitalized software costs                       (565,000)         (870,000)
 Other                                             (29,000)          (32,000)
                                                ----------        ----------
   Total deferred tax liabilities                 (594,000)         (902,000)
                                                ----------        ----------
 Net deferred tax asset before
   valuation allowance                           2,252,000         1,657,000

 Less valuation allowance                        2,252,000         1,657,000
                                                ----------        ----------
                                               $         -       $         -
                                                ==========        ==========

      At January 31, 2001 and 2000, the Company had net operating loss carryforwards of approximately $5,883,000 and $5,100,000, respectively, which begin to expire in 2010.


 Note 5 - Shareholders' Equity


    Stock Purchase Plans

      In  December  1985,  the  Company's  Board  of  Directors  adopted  the
 CompuTrac, Inc. Employee Stock  Purchase Plan and in  May 1991, adopted  the
 CompuTrac, Inc. 1991  Employee Stock Purchase  Plan.  The  Company  reserved
 300,000 and 500,000 shares, respectively, of  its Common Stock for  purchase by its employees pursuant to  the terms of these  plans.  Under both  plans, eligible participating employees of the Company may elect to have an  amount up to, but not in excess of, 10%  of their regular salary or wages  withheld
 for the  purpose of  purchasing the  Company's Common  Stock.   The  Company
 contributes to the participant's account an amount of money equal to 33 1/3%
 of the aggregate contribution made by each participant since the immediately preceding stock purchase date.  All Common Stock of the Company purchased by the participating  employees pursuant  to  the plans  may  be voted  by  the employee; any shares not so directed to  vote are not voted.  During  fiscal
 1996, the Company amended the 1991 Employee Stock Purchase Plan to  increase by 500,000 the number of shares reserved for future employee stock  purchase activities.  At January 31, 2001,  1,142,752 shares of the Company's  Common
 Stock had been sold pursuant to these plans.


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

      In 2001, certain employees exercised options to purchase 88,678 shares of the Company's common stock using a cashless exercise. Consideration for the exercise was 20,936 shares of the Company's common stock. As a result of the cashless exercise, the Company recorded compensation expense of $53,442.


    Stock Repurchase Program

      In December 1997, the Board of Directors authorized a stock  repurchase program whereby the Company may purchase,  from time-to-time, up to  600,000 shares of its outstanding  Common Stock in the  open marketplace over a  ten
 year period.   As of  January 31, 2001,  the Company  had purchased  350,764 shares of its outstanding Common Stock pursuant to the terms of the program.


    Executive Stock Purchase

      On January 6, 2000, the Company repurchased 238,000 shares of its common stock from its Chief Executive Officer at a purchase price of $1.9375, the closing market price of the common stock on the date of purchase. The purchase price was paid in installments during the Company's fiscal 2001 year. These balances were paid during 2001. Concurrent with the stock purchase, the Chief Executive Officer's salary during the calendar
 2000 year was reduced by $319,000.


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

      Statement  of  Financial  Accounting  Standards  No.  123  (FAS   123),
 "Accounting for Stock-Based Compensation," requires disclosure of pro  forma net loss and pro forma net loss per common share as if the fair  value-based method had been applied in measuring compensation cost of stock-based awards granted beginning in fiscal 1997. Management believes that 2001 and 2000 pro forma amounts are not representative of the effects of stock-based awards on future pro forma net loss and pro forma net loss per share because those pro forma amounts exclude the pro forma compensation expense related to unvested stock options granted before fiscal 1996.

      Reported and pro forma net loss and net loss per share amounts for the fiscal year ended January 31, 2001 and 2000, respectively, are set forth below:

                                              2001            2000
                                          -----------      ----------
      Reported
      Net loss                           $ (2,284,927)    $  (164,064)
      Net loss per share                 $      (0.36)    $    (0. 03)

      Pro forma
      Net loss                           $ (2,335,466)    $  (328,761)
      Net loss per share                 $      (0.37)    $     (0.05)


      During fiscal 2001 and 2000, the fair values of the options granted were estimated on the date of their grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

                                     2001              2000
                                 ----------            ------
      Risk free interest rate    5.1% - 6.2%              5.7%
      Expected life                  5 years           5 years
      Expected volatility                99%               85%
      Expected dividend yield             0%                0%


 Stock option activity for 2001 and 2000 is set forth below:

                                       2001                 2000
                                ------------------   ------------------
                                          Weighted             Weighted
                                          Average              Average
                                          Exercise             Exercise
                                Options    Price     Options    Price
                                ------------------   ------------------
    Outstanding at
      beginning of year         789,266   $ 1.01     677,496   $  .99
    Granted                     165,000     1.02     199,770      .88
    Exercised                   (88,678)     .95     (88,000)     .55
    Canceled                    (27,013)    1.60           -        -
                                -------              -------
    Outstanding at
      end of year               838,575     1.00     789,266     1.01
                                =======              =======
    Exercisable at
      end of year               550,544     1.07     499,069     1.19
                                =======              =======
    Weighted average fair
      value of options
      granted during the year             $  .77               $  .62



 Stock options outstanding at January 31, 2001:


                       Options Outstanding                           Options Exercisable
                    --------------------------                    --------------------------
                                  Weighted
     Range of                Average Remaining  Weighted Average           Weighted Average
  Exercise Price    Options   Contractual Life   Exercise Price   Options    Exercise Price
 ----------------   --------------------------  ----------------  --------------------------

 $ 0.38 to $ 0.76   322,700      3.3 years         $  0.53        171,800      $  0.55

 $ 0.77 to $ 1.54   434,875      4.8 years         $  1.01        297,744      $  0.91

 $ 1.55 to $ 3.50    81,000      2.2 years         $  2.74         81,000      $  2.74
                    -------                                       -------
                    838,575                                       550,544
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


 Note 7 - Related Party Transactions

        In January 2001, the Company negotiated the termination of the  Chief
 Executive Officer's employment contract in exchange for a 6% demand note payable in the amount of $817,659. The old agreement, which was to terminate on December 31, 2002, provided for a salary of $642,196 in calendar year 2001 and $657,609 in calendar year 2002. Additionally in the event of termination, other than for cause, as defined, the old agreement provided for a termination payment of two to three times base salary, depending on termination date.

        Concurrent with termination of the old agreement, the Company and the Chief Executive Officer entered into a new employment agreement. The new agreement, which is month-to-month, provides for a monthly salary of $10,000 and has no termination payment provisions.


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


              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


 Board of Directors and Shareholders
 CompuTrac, Inc.


 We have audited the accompanying balance sheets of CompuTrac, Inc. as of January 31, 2001 and 2000 and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.
 Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted  our audits  in accordance  with auditing  standards  generally accepted in the United States of  America.  Those standards require that  we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material  misstatement.  An audit  includes examining, on a test basis, evidence supporting the amounts and  disclosures
 in  the  financial  statements.   An  audit  also  includes   assessing  the
 accounting principles used and significant estimates  made by management, as well as evaluating the overall financial statement presentation.  We believe our audits provide a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CompuTrac, Inc. as of January 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


 GRANT THORNTON LLP

 Dallas, Texas
 April 20, 2001



 Item 8.    Changes In and Disagreements  with Accountants on Accounting  and
            Financial Disclosure

      The Company has reported no disagreements with or change of its independent accountants during the 24 months prior to January 31, 2001.


                                   PART III

      The information required by Part III is omitted from this Report and will be included in the registrant's 2001 definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") which is expected to be filed not later than 120 days after the end of the fiscal year covered by this Report, and the information included therein is incorporated herein by reference.


 Item 9.    Directors, Executive  Officers,  Promoters and  Control  Persons;
 Compliance with Section 16(a) of the Exchange Act

      The information required by this Item is incorporated by reference to the information under the heading "Management" in the Company's Proxy
 Statement for its 2001 Annual Meeting.


 Item 10.  Executive Compensation

      The information required by this Item is incorporated by reference to the information under the heading "Executive Compensation" in the Company's
 Proxy Statement for its 2001 Annual Meeting.


 Item 11.  Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is incorporated by reference to the information under the heading "Security Ownership" in the Company's
 Proxy Statement for its 2001 Annual Meeting.


 Item 12.  Certain Relationships and Related Transactions

      The information required by this Item  is incorporated by reference  to
 the  information  under   the  heading  "Executive   Compensation-Employment
 Agreements" in the Company's Proxy Statement for its 2001 Annual Meeting.


 Item 13.  Exhibits and Reports on Form 8-K


      (a)  The following documents are filed as a part of this Report:

       1.  Financial Statements:

           Report of Grant Thornton LLP, Independent Certified Public
             Accountants

           Consolidated Balance Sheets at January 31, 2000 and 1999

           Consolidated Statements of Operations for the two years ended January 31, 2000

           Consolidated Statements of Changes in Shareholders' Equity for the two years ended January 31, 2000

           Consolidated Statements of Cash Flows for the two years ended January 31, 2000

           Notes to Consolidated Financial Statements


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

          10.1*****  -    Employment  Agreement   and   Indemnity   Agreement
                          between the Registrant and Harry W. Margolis  dated
                          January 1, 1998 and February 4, 1998, respectively

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

          10.8*****  -    Employment Agreement  between  the  Registrant  and
                          George P. McGraw dated February 1, 1992

          10.9*****  -    Form of Employment Agreement between the Registrant
                          and its Executive Officers.

          10.10      -    Employment Termination and Agreement

          10.11      -    Monthly Employment Agreement

          10.12      -    Demand Promissory Note

          23         -    Consent of Grant Thornton LLP, Independent
                          Certified Public Accountants
           ____________

 *         Incorporated  by  reference  to  the  same  numbered exhibit filed
           with  the  Registrant's Registration Statement on  Form   S-1  and
           Amendment Nos. 1  and  2 there to, File No. 2-84218, which  became effective July 19, 1983.

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

 ****      Incorporated  by  reference   to  the  Registrant's   Registration
           Statement   on  Form  S-8,  File  No.  33-61577,  filed  with  the
           Commission on August 4, 1995, Commis sion File No. 1-9115.

 ***** Incorporated by reference to the same numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1994, Commission File No. 1-9115.

 ****** Incorporated by reference to the same numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998, Commission File No. 1-9115.


 Management Contracts and Compensatory Plans
 -------------------------------------------

      The documents filed  as Exhibits 10.1,  10.2, 10.3,  10.4, 10.8,  10.9,
 10.10, 10.11, and 10.12 constitute management contracts or compensatory plans or arrangements within the meaning of SEC rules.

       (b) Reports on Form 8-K.    No reports on  Form 8-K were filed  during
           the year for which this report filed.


                              SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              COMPUTRAC, INC.

                         By: /S/ Harry W. Margolis
                         -------------------------
                             Harry W. Margolis
 Chairman of the Board of Directors, Prseident, and Chief Executive Officer

                            Date:  May 14, 2001


           In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                 Title                    Date
        ---------                 -----                    ----

 /S/ Harry W. Margolis    Chairman of the Board of      May 14, 2001
     -------------------  Directors, President and
     Harry W. Margolis    Chief Executive Officer


 /S/ George P. Pardue     Chief Financial Officer       May 14, 2001
     -------------------  (Principal Financial and
     George P. Pardue     Accounting Officer)


 /S/ Dana E. Margolis     Secretary, Treasurer          May 14, 2001
     -------------------  and Director
     Dana E. Margolis


 /S/ Kenneth R. Nicholas  Director                      May 14, 2001
     -------------------
     Kenneth R. Nicholas


 /S/ Gerald D. Harris     Director                      May 14, 2001
     -------------------
     Gerald D. Harris
