Form 10QSB
period 2001-04-30
COMPUTRAC INC
filed 2001-05-25
CIK 720507

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

                 For the Quarterly Period Ended April 30, 2001

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

 As of April 30, 2001 there were 6,453,354 shares of the registrant's $.01 par value common stock outstanding.

 Transitional Small Business Disclosure Format (Check One):  Yes ___   No   X

    ______________________________________________________________________
    ______________________________________________________________________

                               CompuTrac, Inc.

                                    INDEX

                        PART I.  FINANCIAL INFORMATION


 Item 1.        Financial Statements:

                Balance Sheets -
                  April 30, 2001 (unaudited) and January 31, 2001


                Statements of Operations
                  (unaudited) - Three-month periods
                  ended April 30, 2001 and 2000

                Statements of Cash Flows
                  (unaudited) - Three-month periods
                  ended April 30, 2001 and 2000

                Notes to Financial Statements
                  (unaudited)

 Item 2.        Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations

 Item 3.        Exhibit I - Form 10KSB for the fiscal year ended
                  January 31, 2001


                         PART II. OTHER INFORMATION

 Item 6(a) Exhibits

 Item 6(b) Reports on Form 8-K

           Signatures
 ______

 Note: Items 1 through 5 of Part II are omitted because they are not applicable.

                         PART I. FINANCIAL INFORMATION

                               CompuTrac, Inc.

                               BALANCE SHEETS

                                                      April 30,    January 31,
                                                        2001           2001
                                                     ----------     ----------
                                                     (unaudited)
 ASSETS

 Current assets:
    Cash and cash equivalents                       $ 1,126,629    $ 2,182,649
    Short-term investments                            1,400,000        200,000
    Accounts receivable, net of allowance
      for doubtful accounts of $23,000 and
      $20,000, respectively                             535,384        312,355
    Other current assets                                103,913        129,935
                                                     ----------     ----------
      Total current assets                            3,165,926      2,824,939
  Property, furniture and equipment, net of
    accumulated depreciation of $8,652,518
    and $8,600,624, respectively                        971,831      1,021,894
  Capitalized software, net of accumulated
    amortization of $4,034,741 and $3,959,743,
    respectively                                      1,498,731      1,499,998
  Other assets                                          463,934        452,234
                                                     ----------     ----------
      Total assets                                  $ 6,100,422    $ 5,799,065
                                                     ==========     ==========

  LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
    Accounts payable                                $    81,432    $   104,047
    Accrued expenses                                    220,186        243,855
    Note and interest payable - related party           829,924        817,659
    Deferred systems revenues                            94,701         92,193
                                                     ----------     ----------
      Total liabilities                               1,226,243      1,257,754
                                                     ----------     ----------
  Shareholders' equity:
    Preferred stock, $1.00 par value, 2,000,000
      shares authorized, no shares issued and
      outstanding
    Common stock, $.01 par value, 13,000,000
      shares authorized, 7,129,884 and 7,077,384
      shares issued, respectively                        71,299         70,774
    Additional paid-in capital                        8,545,835      8,538,802
    Retained earnings                               (2,314,719)     (2,617,169)
                                                     ----------     ----------
                                                      6,302,415      5,992,407

    Less:  treasury shares at cost, 676,530 and
      687,364 shares, respectively                   (1,428,236)    (1,451,096)
                                                     ----------     ----------
      Total shareholders' equity                      4,874,179      4,541,311
                                                     ----------     ----------
    Total liabilities and shareholders' equity      $ 6,100,422    $ 5,799,065
                                                     ==========     ==========



 See accompanying Notes to Financial Statements (unaudited) and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                               CompuTrac, Inc.

                     STATEMENTS OF OPERATIONS (unaudited)


                                                        Three-month period
                                                          ended April 30,
                                                     -------------------------
                                                        2001           2000
                                                     ----------     ----------
 Revenues:
   Systems sales                                    $   153,077    $    85,569
   Services and support                                 955,278        820,193
                                                     ----------     ----------
                                                      1,108,355        905,762
 Costs and expenses:
   Cost of system sales                                  18,313         25,528
   Cost of services and support                          46,005         56,965
   Amortization of capitalized software                  74,998         92,766
   Operating expenses                                   321,163        291,341
   Selling, general and administrative expenses         311,638        757,590
   Software research and development costs               52,778        144,850
                                                     ----------     ----------
                                                        824,895      1,369,040

 Income (loss) from operations                          283,460       (463,278)
   Interest income, net                                  18,990         33,056
                                                     ----------     ----------
 Net income (loss)                                  $   302,450    $  (430,222)
                                                     ==========     ==========
 Income (loss) per share - basic                    $      0.05    $     (0.07)
                                                     ==========     ==========
 Income (loss) per share - diluted                  $      0.05    $     (0.07)
                                                     ==========     ==========
   Weighted average number of common shares -
     basic                                            6,394,687      6,302,595
                                                     ==========     ==========
     diluted                                          6,397,929      6,302,595
                                                     ==========     ==========



 See accompanying Notes to Financial Statements (unaudited) and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                               CompuTrac, Inc.

                     STATEMENTS OF CASH FLOWS (unaudited)


                                                        Three-month period
                                                          ended April 30,
                                                     -------------------------
                                                        2001           2000
                                                     ----------     ----------
 Cash flows from operating activities:
     Net income (loss)                              $   302,450    $  (430,222)

     Adjustments to reconcile net income (loss)
       to net cash provided by (used in) operating
       activities:
          Depreciation of property, furniture
            and equipment                                51,896         56,091
          Amortization of capitalized software costs     74,998         92,766
     Changes in operating assets and liabilities:
          Accounts receivable                          (223,029)        17,803
          Other current assets                           26,022        105,471
          Other assets                                  (11,700)       (17,450)
          Accounts payable and accrued expenses         (34,019)        53,249
          Deferred systems revenues                       2,508          1,734
                                                     ----------     ----------
     Net cash provided by (used in)
       operating activities                             189,126       (120,558)
                                                     ----------     ----------

 Cash flows from investing activities:
     Additions to property, furniture and equipment      (1,833)       (23,707)
     Additions to capitalized software                  (73,731)      (118,095)
     (Purchases) maturities of certificates
       of deposit, net                               (1,200,000)       500,000
                                                     ----------     ----------
     Net cash (used in) provided by
       investing activities                          (1,275,564)       358,198
                                                     ----------     ----------

 Cash flows from financing activities:
     Issuance of treasury shares                          4,168         54,293
     Issuance of stock pursuant to
       severance agreements                              26,250              -
     Principal payments of mortgage note payable              -        (23,192)
     Payments on note payable - related party                 -       (299,869)
                                                     ----------     ----------
     Net cash provided by (used in)
       financing activities                              30,418       (268,768)
                                                     ----------     ----------

 Net decrease in cash and cash equivalents           (1,056,020)       (31,128)

 Cash and cash equivalents at beginning of period     2,182,649        352,970
                                                     ----------     ----------
 Cash and cash equivalents at end of period         $ 1,126,629    $   321,842
                                                     ==========     ==========



 Supplemental disclosures of cash flow information:
     Interest paid                                  $         -    $       329
                                                     ==========     ==========



 See accompanying Notes to Financial Statements (unaudited) and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                               CompuTrac, Inc.

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)

 Note 1

   The unaudited financial information furnished herein reflects all adjustments which in the opinion of management are necessary to fairly state the Company's financial position, the changes in its financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended January 31, 2001. The Company assumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure which would substantially duplicate the disclosure contained in the Company's Form 10-KSB for the fiscal year ended January 31, 2001 has been omitted. The results of operations for the three-month period ended April 30, 2001 are not necessarily indicative of results for the entire year ending January 31, 2002.



 Note 2 - Earnings per share

 Basic and diluted earnings per common share are computed based on the following information:

                                     Three months ended April 30, 2001
                                    ------------------------------------
                                    Net earnings    Shares     Per share
                                    ------------------------------------
 Basic earnings per common share    $   302,450   6,394,687  $      0.05
 Effect of dilutive stock options             -       3,242
                                     ----------   ---------
 Diluted earnings per common share  $   302,450   6,397,929  $      0.05
                                     ==========   =========   ==========

                                     Three months ended April 30, 2000
                                    ------------------------------------
                                    Net earnings    Shares     Per share
                                    ------------------------------------

 Basic earnings per common share    $  (430,222)  6,302,595  $     (0.07)
 Effect of dilutive stock options             -           -
                                     ----------   ---------
 Diluted earnings per common share  $  (430,222)  6,302,595  $     (0.07)
                                     ==========   =========   ==========



 Outstanding options that were not included in the computation of diluted earnings (loss) per share because their effect would be anti-dilutive totaled approximately 545,000 and 459,000 shares for the three months ended April 30, 2001 and 2000, respectively.

                               CompuTrac, Inc.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 Results of Operations

   Total revenues from operations increased $202,000 (22%) to $1,108,000 for the quarter ended April 30, 2001 from $906,000 for the quarter ended April 30, 2000. Systems sales revenues increased $67,000 (79%) to $153,000 from $86,000. Services and support revenues increased $135,000 (16%) to $955,000 from $820,000. The increase in system sales is attributable to an increase in installations of the Company's LFMS software products during the period. The quarter ended April 30, 2000 saw the last installation of our Access-based system, whereas the systems installed in the quarter ended April 30, 2001 are SQL-based. The increase in services and support is attributable to increases in both maintenance and hourly support rates that were implemented in February, 2001, as well as increased installation, conversion, and project management support services due to the increase in installations over the same period in the prior year.

   Amortization  of  capitalized  software  decreased  $18,000  as   software
 development costs capitalized for the Access-based system were fully amortized during the fiscal year 2001.

   Operating expenses increased $30,000 (10%) to $321,000 for the quarter ended April 30, 2001 from $291,000 for the quarter ended April 30, 2000. The increase is primarily attributable to a reduced amount of operating payroll costs classified as research and development costs, or recorded as additions to capitalized software, in the current period. Selling, general and administrative expenses decreased $446,000 (59%) to $312,000 from $758,000. The decrease is attributable to the departure of the Company's President in December, 2000, the reduction of the CEO's salary in January, 2001, and a decrease in payroll and benefit costs from other reductions in personnel. The quarter ended April 30, 2000 also included a reversal of certain tax credits receivable generated in prior years that expired during that period.

   Software research and development costs decreased $92,000 (64%) to $53,000 for the quarter ended April 30, 2001 from $145,000 for the quarter ended April 30, 2000. The decrease in software research and development costs reflects the Company's current focus on supporting and improving the new CompuTrac LFMS SQL product.

   Net interest income decreased $14,000 (43%) to $19,000 for the quarter ended April 30, 2001 from $33,000 for the quarter ended April 30, 2000. The decrease in net interest earnings from the prior comparable quarter was attributable to a decrease in interest rates and the amount of funds invested.


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


 Liquidity and Capital Resources

   The Company considers investments with original maturity dates of 90 days or less to be cash equivalents. The overall decrease in cash and cash equivalents of $(1,056,000) during the quarter ended April 30, 2001 is primarily attributable to the Company's investing its excess funds in certificates of deposit with maturities longer than 90 days.

   Net cash  provided by operating  activities was $189,000  for the  quarter ended April 30, 2001 compared to cash used of $(121,000) for the quarter ended April 30, 2000. The improvement in cash provided by operating activities is attributable to the recognition of a net profit during the current period versus a net loss in the comparable prior period. Net cash used in investing activities was $(1,276,000) for the current period versus $358,000 provided by investing activities in the comparable prior period. The increase in cash used in investing activities was due to the net purchase of $1,200,000 of certificates of deposit in the current quarter. Net cash provided by financing activities was $30,000 as compared to $(269,000) cash used in financing activities in the prior comparable period. This difference was primarily due to cash used in the comparable prior period to pay off a note for the purchase of treasury shares.

                               CompuTrac, Inc.

                          PART II. OTHER INFORMATION

 Items 1 through 5 are not applicable.

 Item 6(b): Reports on Form 8-K

      No reports on form 8-K have been filed during the quarter ended April 30, 2001.

                               CompuTrac, Inc.

                                 SIGNATURES



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 Date:  May 25, 2001

                          /s/ CompuTrac, Inc.
                           ____________________
                               (Registrant)


                          /s/ Harry W. Margolis
                           ____________________
                              Harry W. Margolis
                     President and Chief Executive Officer
                         (Principal Executive Officer)


                          /s/ George P. Pardue
                           ______________________
                              George P. Pardue
                           Chief Financial Officer
                        (Principal Accounting Officer)