Form 10QSB
period 2001-07-31
COMPUTRAC INC
filed 2001-10-19
CIK 720507

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

                 For the Quarterly Period Ended July 31, 2001

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

 As of September 30, 2001 there were 6,453,354 shares of the registrant's $.01 par value common stock outstanding.

 Transitional Small Business Disclosure Format (Check One):  Yes ___   No   X

    ______________________________________________________________________
    ______________________________________________________________________

                                CompuTrac, Inc.

                                     INDEX

                        PART I.  FINANCIAL INFORMATION



 Item 1.        Financial Statements:

                Balance Sheets -
                   July 31, 2001 (unaudited) and January 31, 2001

                Statements of Operations (unaudited) -
                  Three - and Six-month periods ended
                  July 31, 2001 and 2000

                Statements of Cash Flows (unaudited) -
                  Six-month periods ended
                  July 31, 2001 and 2000

                Notes to Consolidated Financial Statements
                  (unaudited)

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

                               CompuTrac, Inc.

                          BALANCE SHEETS (unaudited)
                                                      July 31,      January 31,
                                                        2001           2001
                                                     ----------     ----------
 ASSETS

 Current assets:
   Cash and cash equivalents                        $   752,526    $ 2,182,649
   Short-term investments                             1,800,000        200,000
   Accounts receivable, net of allowance
     for doubtful accounts of $23,070 and
     $20,000, respectively                              446,139        312,355
   Other current assets                                  93,074        129,935
                                                     ----------     ----------
     Total current assets                             3,091,739      2,824,939
 Property, furniture and equipment, net of
   accumulated depreciation of $8,704,412
   and $8,652,518, respectively                         940,573      1,021,894
 Capitalized software, net of accumulated
    amortization of $4,629,383 and $4,554,383,
    respectively                                      1,497,462      1,499,998
 Other assets                                           463,934        452,234
                                                     ----------     ----------
     Total assets                                   $ 5,993,708    $ 5,799,065
                                                     ==========     ==========

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
   Accounts payable                                 $    14,092    $   104,047
   Accrued expenses                                     185,619        243,855
   Note payable - related party                         817,659        817,659
   Deferred maintenance revenues                         73,348         92,193
                                                     ----------     ----------
     Total liabilities                                1,090,718      1,257,754
                                                     ----------     ----------
 Shareholders' equity:
   Preferred stock, $1.00 par value, 2,000,000
     shares authorized, no shares issued and
     outstanding
   Common stock, $.01 par value, 13,000,000
     shares authorized, 7,129,884 shares issued
     and 7,077,384 shares issued, respectively           71,299         70,774
   Additional paid-in capital                         8,528,134      8,538,802
   Retained earnings                                 (2,289,212)    (2,617,169)
                                                     ----------     ----------
                                                      6,310,221      5,992,407
                                                     ----------     ----------
   Less:  treasury shares at cost, 666,575 and
     687,364 shares, respectively                    (1,407,231)    (1,451,096)
                                                     ----------     ----------
     Total shareholders' equity                       4,902,990      4,541,311
                                                     ----------     ----------
   Total liabilities and shareholders' equity       $ 5,993,708    $ 5,799,065
                                                     ==========     ==========


 See accompanying Notes to Financial Statements (unaudited) and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                CompuTrac, Inc.

                     STATEMENTS OF OPERATIONS (unaudited)

                                          Three-month period            Six-month period
                                            ended July 31,               ended July 31,
                                        -----------------------     ------------------------
                                          2001          2000           2001          2000
                                        ---------     ---------     ----------    ----------
 Revenues:
   Systems sales                       $   83,579    $   59,453    $   236,654   $   145,022
   Services and support                   797,464       749,558      1,752,742     1,569,751
                                        ---------     ---------     ----------    ----------
                                          881,043       809,011      1,989,396     1,714,773
 Costs and expenses:
   Cost of system sales                    46,349        29,010         64,662        54,538
   Cost of services and support            43,794        58,027         89,800       114,992
   Amortization of capitalized
     software                              75,000        92,766        150,000       185,532
   Operating expenses                     325,710       279,580        646,873       570,921
   Selling, general and
     administrative expenses              335,214       695,630        646,851     1,453,220
   Software research and
     development costs                     47,763       113,550        100,541       258,400
                                        ---------     ---------     ----------    ----------
                                          873,830     1,268,563      1,698,727     2,637,603

   Income (loss) from operations            7,213      (459,552)       290,669      (922,830)
   Interest income, net                    18,295        29,890         37,286        62,946
                                        ---------     ---------     ----------    ----------
   Net income (loss)                   $   25,508    $ (429,662)   $   327,955   $  (859,884)
                                        =========     =========     ==========    ==========

   Income (loss) per share - basic              -        ($0.07)         $0.05        ($0.14)
                                        =========     =========     ==========    ==========

   Income (loss) per share - diluted            -        ($0.07)         $0.05        ($0.14)
                                        =========     =========     ==========    ==========

   Weighted average number of
    common shares -
    basic                               6,457,106     6,328,557      6,425,897     6,314,964
                                        =========     =========     ==========    ==========
    diluted                             6,503,373     6,328,557      6,450,651     6,314,964
                                        =========     =========     ==========    ==========


 See accompanying Notes to Financial Statements (unaudited) and Management's
 Discussion and Analysis of Financial Condition and Results of Operations

                               CompuTrac, Inc.

                     STATEMENTS OF CASH FLOWS (unaudited)

                                                          Six-month period
                                                           ended July 31,
                                                     -------------------------
                                                        2001           2000
                                                     ----------     ----------
 Cash flows from operating activities:
     Net income (loss)                              $   327,955    $  (859,884)

     Adjustments to reconcile net income (loss)
       to net cash provided by (used in) operating
       activities:
          Depreciation of property, furniture
            and equipment                               103,788        112,534
          Amortization of capitalized software costs    150,000        185,532
     Changes in operating assets and liabilities:
          Accounts receivable                          (133,784)       219,120
          Other current assets                           36,861        130,071
          Other assets                                  (11,700)       (17,450)
          Accounts payable and accrued expenses        (148,191)       (16,364)
          Deferred systems revenues                     (18,845)       (81,107)
                                                     ----------     ----------
     Net cash provided by (used in)
       operating activities                             306,084       (327,548)
                                                     ----------     ----------

 Cash flows from investing activities:
     Additions to property, furniture and equipment     (22,467)       (30,351)
     Additions to capitalized software                 (147,462)      (236,190)
     (Purchases) maturities of certificates
       of deposit, net                               (1,600,000)       800,000
                                                     ----------     ----------
     Net cash provided by (used in)
       investing activities                          (1,769,929)       533,459
                                                     ----------     ----------

 Cash flows from financing activities:
     Issuance of treasury shares                          7,472         24,125
     Issuance of stock pursuant to
       severance agreements                              26,250              -
     Principal payments of mortgage note payable              -        (23,193)
     Purchase of treasury shares                              -       (302,125)
                                                     ----------     ----------
     Net cash provided by (used in)
       financing activities                              33,722       (301,193)
                                                     ----------     ----------

     Net decrease in cash and cash equivalents       (1,430,123)       (95,282)

     Cash and cash equivalents at beginning
       of period                                      2,182,649        352,970
                                                     ----------     ----------
     Cash and cash equivalents at end of period     $   752,526    $   257,688
                                                     ==========     ==========

 Supplemental disclosures of cash flow information:
          Interest paid                             $    12,543   $          0
                                                     ==========     ==========

 See accompanying Notes to Financial Statements (unaudited) and Management's Discussion and Analysis of Financial Condition and Results of Operations

                               CompuTrac, Inc.

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)

 Note 1

   The unaudited financial information furnished herein reflects all adjustments which in the opinion of management are necessary to fairly state the Company's financial position, the changes in its financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended January 31, 2001. The Company assumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure which would substantially duplicate the disclosure contained in the Company's Form 10-KSB for the fiscal year ended January 31, 2001 has been omitted. The results of operations for the three- and six-month periods ended July 31, 2001 are not necessarily indicative of results for the entire year ending January 31, 2002.


 Note 2 - Earnings per share

 Basic and diluted earnings per common share are computed based on the following information:

                                      Three months ended July 31, 2001
                                    ------------------------------------
                                    Net earnings     Shares    Per share
                                    ------------------------------------
 Basic earnings per common share    $    25,508   6,457,106           --
 Effect of dilutive stock options             -      46,267
                                     ----------   ---------
 Diluted earnings per common share  $    25,508   6,503,373           --
                                     ==========   =========   ==========

                                      Three months ended July 31, 2000
                                    ------------------------------------
                                    Net loss       Shares      Per share
                                    ------------------------------------
 Basic loss per common share          ($429,662)  6,328,557       ($0.07)
 Effect of dilutive stock options             -           -
                                     ----------   ---------
 Diluted loss per common share        ($429,662)  6,328,557       ($0.07)
                                     ==========   =========   ==========

                                       Six months ended July 31, 2001
                                    ------------------------------------
                                    Net earnings     Shares    Per share
                                    ------------------------------------
 Basic earnings per common share    $   327,955   6,425,897        $0.05
 Effect of dilutive stock options             -      24,754
                                     ----------   ---------
 Diluted earnings per common share  $   327,955   6,450,651        $0.05
                                     ==========   =========   ==========

                                        Six months ended July 31, 2000
                                     ------------------------------------
                                     Net loss       Shares      Per share
                                     ------------------------------------
 Basic loss per common share          ($859,884)  6,314,964       ($0.14)
 Effect of dilutive stock options             -           -
                                     ----------   ---------
 Diluted loss per common share        ($859,884)  6,314,964       ($0.14)
                                     ==========   =========   ==========

                               CompuTrac, Inc.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 Results of Consolidated Operations

   Total revenues from operations increased $72,000, or 9%, in the 3 months ended July 31, 2001 over the comparable period in the prior year, and increased $275,000, or 16%, in the six months ended July 31, 2001 over the comparable period in the prior year. These increases are attributable to
 (1) several sales of the Company's new SQL-based LFMS system and add-on modules during the current periods, as opposed to the smaller Access-based system (now discontinued) sold in the prior periods, and (2) increased Services and Support revenue due to the increased Maintenance and Support rates which went into effect at the beginning of the current fiscal year, and training and installation revenues related to the system sales in the current periods.

   Cost of systems sales as a percentage of system sales revenue was 55% for the quarter ended July 31, 2001 versus 49% for the quarter ended July 31, 2000. Systems sales revenues in the current period contained a lesser amount of upgrade and hardware sales, which have a significantly lower gross margin than the Company's software products. Cost of systems sales as a percentage of system sales revenue was 27% for the six-month period ended July 31, 2001 versus 38% for the six-month period ended July 31, 2000. Cost of services and support as a percentage of services and support revenues was essentially the same for all periods.

   Amortization of capitalized software decreased $18,000, or 19%, in the quarter ended July 31, 2001 versus the comparable period in the prior year, and decreased $36,000 for the six-month period ended July 31, 2001 versus the same period in the prior year. This decrease is attributable to the write-down of capitalized software in the 4th quarter of the prior fiscal year.

   Operating expenses increased $46,000, or 16%, in the quarter ended July 31, 2001 as compared to the same period in the prior year. For the six-month period ended July 31, 2001, operating expenses increased $76,000, or 13% over the comparable period in the prior year. The increases are primarily attributable to a reduction in salaries allocated to research and development costs in the current period. Selling, general and administrative expenses decreased $360,000, or 52%, for the quarter ended July 31, 2001 as compared to the comparable period in the prior year. For the six-month period ended July 31, 2001, selling, general and administrative expenses decreased $806,000 or 55%, as compared to the comparable period in the prior year. These decreases are the result of the Company's continued efforts to reduce costs, primarily in the general and administrative areas.

   Software research and development costs decreased $66,000, or 58%, in the quarter ended July 31, 2001 as compared to the comparable period in the prior year. For the six-month period ended July 31, 2001, software research and development costs decreased $158,000, or 61%, as compared to the comparable period in the prior year. This decrease in software research and development costs primarily relates to research and development costs associated with software products not qualifying for capitalization during the periods. The Company capitalizes those costs associated with continued enhancements and improvements to the CompuTrac LFMS SQL software product line. Those software costs not qualifying for capitalization are expensed when incurred.

   Net interest income decreased $12,000, or 39%, in the quarter ended July 31, 2001, as compared to the comparable period in the prior year. In the six-month period ended July 31, 2001, interest income decreased $26,000 as compared to the comparable period in the prior year. The decrease in interest earnings was primarily due to a decrease interest rates between the periods


 Fluctuations in Interim Period Operating Results

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


 Liquidity and Capital Resources

        Net cash provided by operating activities was $ 306,000 for the six-month period ended July 31, 2001 compared to $327,548 cash used in operating activities for the same period in the prior year. The increase in cash provided by operating activities during the period is attributable to the increase in net income Net cash used in investing activities was $1,770,000 for the current period as compared to $533,000 cash provided by investing activities during the comparable period in the prior year. This is attributable to the purchase of investment instruments in the current period. Net cash provided by financing activities was $34,000 compared to cash used in financing activities of $301,000 during the comparable period in the prior year. This difference was due to the purchase of treasury shares during the prior period.

                          PART II. OTHER INFORMATION

 Items 1 through 5 are not applicable.


 Item 6(b): Reports on Form 8-K

      No reports on form 8-K have been filed during the quarter ended July 31, 2001.

                               CompuTrac, Inc.

                                  SIGNATURES



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 Date:  October 19, 2001

                           /s/ CompuTrac, Inc.
                           _____________________
                                (Registrant)


                           /s/ Harry W. Margolis
                           _____________________
                              Harry W. Margolis
                    President and Chief Executive Officer
                         (Principal Executive Officer)


                           /s/ George P. Pardue
                           _______________________
                               George P. Pardue
                           Chief Financial Officer
                        (Principal Accounting Officer)