Form 10QSB
period 2001-10-31
COMPUTRAC INC
filed 2001-12-17
CIK 720507

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

                  For the Quarterly Period Ended October 31, 2001

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

 As of November 30, 2001 there were 6,483,898 shares of the registrant's $.01 par value common stock outstanding.

 Transitional Small Business Disclosure Format (Check One):  Yes ___   No  X

    ______________________________________________________________________
    ______________________________________________________________________

                                CompuTrac, Inc.

                                     INDEX

                        PART I.  FINANCIAL INFORMATION


 Item 1.        Financial Statements:

                Balance Sheets -
                  October 31, 2001 (unaudited) and January 31, 2001

                Statements of Operations (unaudited) -
                  Three-month and nine-month periods ended
                  October 31, 2001 and 2000

                Statements of Cash Flows (unaudited) -
                  Three-month and nine-month periods ended
                  October 31, 2001 and 2000

                Notes to Consolidated Financial Statements
                  (unaudited)

 Item 2.        Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations

 Item 3.        Exhibit I - Annual Report to Shareholders
                  for the fiscal year ended January 31, 2001


                          PART II. OTHER INFORMATION

 Item 6(a) Exhibits

 Item 6(b) Reports on Form 8-K

           Signatures
 ______

 Note: Items 1 through Item 5 of Part II are omitted because they are not applicable.

                               CompuTrac, Inc.

                               BALANCE SHEETS

                                                    October 31,     January 31,
                                                        2001           2001
                                                    (unaudited)
                                                     ----------     ----------
 ASSETS

 Current assets:
   Cash and cash equivalents                        $ 1,737,490    $ 2,182,649
   Short-term investments                               900,000        200,000
   Accounts receivable, net of allowance
     for doubtful accounts of $24,741 and
     $20,000, respectively                              424,300        312,355
   Other current assets                                  75,194        129,935
                                                     ----------     ----------
     Total current assets                             3,136,984      2,824,939
 Property, furniture and equipment, net of
   accumulated depreciation of $8,756,306
   and $8,443,554, respectively                         898,361      1,021,894
 Capitalized software, net of accumulated
    amortization of $4,704,383 and $4,479,383,
    respectively                                      1,496,193      1,499,998
 Other assets                                           463,934        452,234
                                                     ----------     ----------
     Total assets                                   $ 5,995,472    $ 5,799,065
                                                     ==========     ==========

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
   Accounts payable                                 $    44,107    $   104,047
   Accrued expenses                                     118,760        243,855
   Note Payable - related party                         829,924        817,659
   Deferred systems revenues                             52,103         92,193
                                                     ----------     ----------
     Total liabilities                                1,044,894      1,257,754
                                                     ----------     ----------

 Shareholders' equity:
   Preferred stock, $1.00 par value, 2,000,000
     shares authorized, no shares issued and
     outstanding
   Common stock, $.01 par value, 13,000,000
     shares authorized, 7,128,884 shares and
     7,077,384 shares issued, respectively               71,299         70,774
   Additional paid-in capital                         8,502,270      8,538,802
   Retained deficit                                  (2,248,465)    (2,617,169)
                                                     ----------     ----------
                                                      6,325,104      5,992,407
                                                     ----------     ----------
   Less:  treasury shares at cost, 651,075 and
     687,364 shares, respectively                    (1,374,526)    (1,451,096)
                                                     ----------     ----------
     Total shareholders' equity                       4,950,578      4,541,311
                                                     ----------     ----------
   Total liabilities and shareholders' equity       $ 5,995,472    $ 5,799,065
                                                     ==========     ==========


 See accompanying Notes to Financial Statements (unaudited) and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                CompuTrac, Inc.

                     STATEMENTS OF OPERATIONS (unaudited)

                                          Three-month period            Nine-month period
                                           ended October 31,            ended October 31,
                                        -----------------------     ------------------------
                                          2001          2000           2001          2000
                                        ---------     ---------     ----------    ----------
 Revenues:
   Systems sales                       $    5,920    $   32,085    $   242,574   $   177,107
   Services and support                   808,106       707,450      2,560,848     2,277,201
                                        ---------     ---------     ----------    ----------
                                          814,026       739,535      2,803,422     2,454,308
 Costs and expenses:
   Cost of system sales                     1,079        18,463         65,741        73,001
   Cost of services and support            40,488        55,669        130,287       170,661
   Amortization of capitalized
     software                              75,000       150,000        225,000       335,532
   Operating expenses                     311,791       277,870        958,664       848,791
   Selling, general and
     administrative expenses              307,930       667,811        954,781     2,121,031
   Software research and
     development costs                     46,715       131,650        147,256       390,050
                                        ---------     ---------     ----------    ----------
                                          783,003     1,301,463      2,481,729     3,939,066

   Income (loss) from operations           31,023      (561,928)       321,693    (1,484,758)
   Interest income                         22,016        22,423         84,464        85,369
   Interest expense                       (12,291)            -        (37,453)            -
                                        ---------     ---------     ----------    ----------
   Net income (loss)                   $   40,748    $ (539,505)   $   368,704   $(1,399,389)
                                        =========     =========     ==========    ==========

   Income (loss) per share - basic          $0.01        ($0.09)         $0.06        ($0.22)
                                        =========     =========     ==========    ==========

   Income (loss) per share - diluted        $0.01        ($0.09)         $0.06        ($0.22)
                                        =========     =========     ==========    ==========


   Weighted average number of
     common shares -
     basic                              6,468,080     6,342,447      6,439,958     6,326,298
                                        =========     =========     ==========    ==========
     diluted                            6,538,783     6,342,447      6,497,486     6,326,298
                                        =========     =========     ==========    ==========


 See accompanying Notes to Financial Statements (unaudited) and Management's
 Discussion and Analysis of Financial Condition and Results of Operations.

                               CompuTrac, Inc.

                     STATEMENTS OF CASH FLOWS (unaudited)

                                                         Nine-month period
                                                         ended October 31,
                                                     -------------------------
                                                        2001           2000
                                                     ----------     ----------

 Cash flows from operating activities:
     Net income (loss)                              $   368,704    $(1,399,389)
     Adjustments to reconcile net income (loss)
       to net cash provided by (used in) operating
       activities:
          Depreciation of property, furniture
            and equipment                               155,680        165,236
          Amortization of capitalized software costs    225,000        335,532
     Changes in operating assets and liabilities:
          Accounts receivable                          (111,945)       312,759
          Other current assets                           54,741        188,741
          Other assets                                  (11,700)       (23,232)
          Accounts payable and accrued expenses        (172,770)        11,150
          Deferred systems revenues                     (40,090)       (93,190)
                                                     ----------     ----------

     Net cash provided by (used in)
       operating activities                             467,620       (502,393)
                                                     ----------     ----------

 Cash flows from investing activities:
     Additions to property, furniture and equipment     (32,149)       (43,233)
     Additions to capitalized software                 (221,193)      (354,285)
     (Purchases) maturities of certificates
       of deposit, net                                 (700,000)     1,600,000
                                                     ----------     ----------

     Net cash provided by (used in)
       investing activities                            (953,342)     1,202,482
                                                     ----------     ----------

 Cash flows from financing activities:
     Issuance of treasury shares                         14,313         30,366
     Issuance of stock pursuant to
       severance agreements                              26,250              -
     Principal payments of mortgage note payable              -        (23,193)
     Purchase of treasury shares                              -       (381,625)
                                                     ----------     ----------
     Net cash provided by (used in)
       financing activities                              40,653       (374,452)
                                                     ----------     ----------
     Net increase (decrease) in cash and
       cash equivalents                                (445,159)       325,637
                                                     ----------     ----------
     Cash and cash equivalents at beginning
       of period                                      2,182,649        352,970
                                                     ----------     ----------

     Cash and cash equivalents at end of period     $ 1,737,490    $   678,607
                                                     ==========     ==========

 Supplemental disclosures of cash flow information:
          Interest paid                             $    37,453    $         0
                                                     ==========     ==========

 See accompanying Notes to Financial Statements (unaudited) and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                               CompuTrac, Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



   (1) The unaudited financial information furnished herein reflects all adjustments which in the opinion of management are necessary to fairly state the Company's financial position, the changes in its financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended January 31, 2001. The Company assumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure which would substantially duplicate the disclosure contained in the Company's Form 10-KSB for the fiscal year ended January 31, 2001 has been omitted. The results of operations for the three- and nine-month periods ended October 31, 2001 are not necessarily indicative of results for the entire year ending January 31, 2002.


 Note 2 - Earnings per share

 Basic and diluted earnings per common share are computed based on the following information:


                                     Three months ended October 31, 2001
                                    ------------------------------------
                                    Net earnings     Shares    Per share
                                    ------------------------------------
 Basic earnings per common share    $    40,748   6,468,080  $      0.01
 Effect of dilutive stock options             -      70,703
                                     ----------   ---------   ----------
 Diluted earnings per common share  $    40,748   6,538,783  $      0.01
                                     ==========   =========   ==========

                                     Three months ended October 31, 2000
                                    ------------------------------------
                                    Net loss       Shares      Per share
                                    ------------------------------------
 Basic loss per common share          ($539,505)  6,342,447       ($0.09)
 Effect of dilutive stock options             -           -
                                     ----------   ---------   ----------
 Diluted loss per common share        ($539,505)  6,342,447       ($0.09)
                                     ==========   =========   ==========

                                     Nine months ended October 31, 2001
                                    ------------------------------------
                                    Net earnings     Shares    Per share
                                    ------------------------------------
 Basic earnings per common share    $   368,704   6,439,958        $0.06
 Effect of dilutive stock options             -      57,528
                                     ----------   ---------   ----------
 Diluted earnings per common share  $   368,704   6,497,486        $0.06
                                     ==========   =========   ==========

                                      Nine months ended October 31, 2000
                                     ------------------------------------
                                     Net loss       Shares      Per share
                                     ------------------------------------
 Basic loss per common share        ($1,399,389)  6,326,298       ($0.22)
 Effect of dilutive stock options             -           -
                                     ----------   ---------   ----------
 Diluted loss per common share      ($1,399,389)  6,326,298       ($0.22)
                                     ==========   =========   ==========

                               CompuTrac, Inc.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 Results of Consolidated Operations

   Total revenues from operations increased $75,000, or 10%, in the 3 months ended October 31, 2001 over the comparable period in the prior year, and increased $349,000, or 14%, in the nine months ended October 31, 2001 over the comparable period in the prior year. These increases are attributable to (1) several sales of the Company's new SQL-based LFMS system and add-on modules during the current periods, as opposed to the smaller Access-based system (now discontinued) sold in the prior periods, and (2) increased Services and Support revenue due to the increased Maintenance and Support rates which went into effect at the beginning of the current fiscal year, and training and installation revenues related to the system sales in the current periods.

   Cost of systems sales as a percentage of system sales revenue was 18% for the quarter ended October 31, 2001 versus 58% for the quarter ended October 31, 2000. Systems sales revenues in the prior period contained a greater amount of upgrade and hardware sales, which have a significantly lower gross margin than the Company's software products. Cost of systems sales as a percentage of system sales revenue was 27% for the nine month period ended October 31, 2001 versus 41% for the nine month period ended October 31, 2000.

   Amortization of capitalized software decreased $75,000, or 50%, in the quarter ended October 31, 2001 versus the comparable period in the prior year, and decreased $110,532, or 33%), for the nine month period ended October 31, 2001 versus the same period in the prior year. The decrease is attributable to the write-down of capitalized software in the 4th quarter of the prior fiscal year.

   Operating expenses increased $34,000, or 12%, in the quarter ended October 31, 2001 as compared to the same period in the prior year. For the nine month period ended October 31, 2001, operating expenses increased $110,000, or 13% over the comparable period in the prior year. The increases are primarily attributable to a reduction in salaries allocated to research and development costs in the current period. Selling, general and administrative expenses decreased $360,000, or 54%, for the quarter ended October 31, 2001 as compared to the comparable period in the prior year. For the nine month period ended October 31, 2001, selling, general and administrative expenses decreased $1,166,000 or 55%, as compared to the comparable period in the prior year. These decreases are the result of the Company's continued efforts to reduce costs, primarily in the general and administrative areas.

   Software research and development costs decreased $85,000, or 65%, in the quarter ended October 31, 2001 as compared to the comparable period in the prior year. For the nine month period ended October 31, 2001, software research and development costs decreased $243,000, or 62%, as compared to the comparable period in the prior year. This decrease in software research and development costs is primarily due to the introduction of the company's new SQL system late in the prior year. Programming resources are now being concentrated on upgrades to the existing system, as well as support for the installation in the current year. The Company capitalizes those costs associated with continued enhancements and improvements to the CompuTrac LFMS SQL software product line. Those software costs not qualifying for capitalization are expensed when incurred.

   Interest income remained about the same in the quarter ended October 31, 2001, as compared to the comparable period in the prior year as well as in the nine month period ended October 31, 2001, as compared to the comparable period in the prior year.


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

 Liquidity and Capital Resources

        Net cash provided by operating activities was $467,000 for the nine month period ended October 31, 2001 compared to $502,000 cash used in operating activities for the same period in the prior year. The increase in cash provided by operating activities during the period is attributable to the increase in net income. Net cash used in investing activities was $953,000 for the current period as compared to $1,202,000 cash provided by investing activities during the comparable period in the prior year. This is attributable to the purchase of investment instruments in the current period. Net cash provided by financing activities was $41,000 compared to cash used in financing activities of $375,000 during the comparable period in the prior year. This difference was due to the purchase of treasury shares during the prior period.


                          PART II. OTHER INFORMATION

 Items 1 through 5 are not applicable.

 Item 6(b): Reports on Form 8-K

      No reports on form 8-K have been filed during the quarter ended October 31, 2001

                               CompuTrac, Inc.

                                  SIGNATURES



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 Date:  December 17, 2001

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