Form 10KSB/A
period 2001-01-31
COMPUTRAC INC
filed 2001-12-20
CIK 720507

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                FORM 10-KSB/A

 [ x ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED JANUARY 31, 2001

                                      OR

 [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                      FOR THE TRANSITION PERIOD FROM TO

                            COMMISSION FILE NUMBER
                                    1-9115

                               COMPUTRAC, INC.
                (Name of Small Business Issuer in its Charter)

                      TEXAS                          75-1540265
         (State or other jurisdiction of          (I.R.S. employer
         incorporation or organization)         identification no.)

     222 Municipal Drive Richardson, Texas              75080
       (Address of principal executive               (Zip Code)
                    offices)

                              (972) 234-4241
               (Issuer's telephone number, including area code)

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

   Check whether  the Issuer (1) filed  all reports required  to be filed  by
 Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
 past 90 days.          YES     [ X ]      NO   [   ].

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
 10-KSB or any amendment to this Form 10-KSB.   [ X ]

   Issuer's revenues for its most recent fiscal year:  $3,271,270.

   The aggregate market value of  the voting stock held by non-affiliates  of
 the registrant is approximately   $1,615,000

   As of November 30, 2001, 6,483,898 shares of the registrant's Common Stock were outstanding.

          Transitional Small Business Disclosure Format (Check One):
                        Yes     [   ]      No   [ X ]


                  DOCUMENTS INCORPORATED BY REFERENCE:  None

                               EXPLANATORY NOTE

   This Form 10-KSB/A is being filed in order to amend and restate in their entirety Items 9, 10, 11 and 12 of the Registrant's Form 10-KSB for the fiscal year ended January 31, 2001.

                                   PART III

 ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


      The executive officers and directors of the Company at December 18, 2001 are as follows:

                                        Position(s) Held
      Name                    Age       With the Company
      ----                    ---       ----------------
      Harry W. Margolis        59       President, Chairman of the Board &
      Chief Executive Officer
      Dana E. Margolis         57       Secretary, Treasurer & Director
      George P. Pardue         48       Chief Financial Officer
      David L. Golemon         48       General Manager - Operations
      Lynda K. Thomas          55       Vice President - Administration
      Jay S. Stromberg         34       Vice President - Corporate
      David D. Hester          45       Vice President - CT Labs
      Michael R. Mueller       49       Vice President - LFMS for Windows
                                        Development
      Kenneth R. Nicholas      59       Director
      Gerald D. Harris         45       Director
      D. Bruce Walter          58       Director

      Harry W. Margolis is a co-founder of the Company and has served as Chairman of the Board of the Company since its organization in 1977. After graduating from U.C.L.A. in 1964 with a degree in Political Science, Mr. Margolis attended Southern Methodist University Law School and upon graduation in 1967, placed first in the bar examination administered in the State of Texas. Mr. Margolis founded his own law firm in 1967, which increased to eight members through internal growth and by merger with an older firm, and practiced law until the Company was organized in 1977.

      Dana E. Margolis, a director since 1983, served as office manager of the Company performing its accounting and purchasing functions from 1980 until 1983. In January 1984, Mrs. Margolis assumed the responsibilities of Secretary and Treasurer of the Company. Mrs. Margolis attended San Diego State University and is the wife of Harry W. Margolis.

      George P. (Sandy) Pardue joined CompuTrac in January 2001. He was heavily involved in CompuTrac's initial public offering in 1983 while employed by Price Waterhouse. Mr. Pardue's experience includes eight years with Price Waterhouse, concentrating on software, real estate, and distribution clients. His experience subsequent to Price Waterhouse includes senior financial management positions at the Jagger-Buzbee Company (Austin, TX), the Richardson Trident Company (Richardson, TX), Lotto Sport USA (Carrollton, TX), and extensive experience in systems implementation and integration consulting. Mr. Pardue graduated from the University of Texas at Austin with a BBA in Accounting.

      David L. Golemon joined CompuTrac in 1987 as Manager of Technical Communications. His CompuTrac career has also included stints as Manager of Quality Assurance and Program Manager. Prior to joining CompuTrac, he worked for UCCEL, now Computer Associates, one of the largest software developers in the world. Mr. Golemon graduated from the University of North Texas with a degree in Communications, cum laude.

      Lynda K. Thomas was elected Vice President of Administration in December 1987. Ms. Thomas joined the Company in September 1981 as Executive Assistant to the President and served as the Company's Business Manager from August 1983 until her election to Vice President. Previously, she was a corporate officer and director of public relations for Republic Gypsum Company, a Dallas based manufacturer and supplier of building materials. She attended the University of North Texas in Denton, Texas majoring in education. Ms. Thomas currently serves on the Board of Directors of Altrusa International of Collin County.

      Jay S. Stromberg was named Vice President of Marketing in August 2000. Before accepting this position, Mr. Stromberg served as the Director of Marketing, and a Regional Sales Manager. Some of his previous responsibilities involved working as a Systems Analyst, System Training Consultant, Support Representative, Product Manager, and District Sales Manager. Before coming to CompuTrac, Mr. Stromberg was a paralegal at a prestigious New York law firm. He attended college at the State University of New York at Binghamton where he received his Bachelor's degree in English.

      David D. Hester has served as the Company's senior computer programmer since June 1979 and is responsible for the Company's major software research and development efforts. He was elected Vice President of the Company's CT Labs department in April 1996. Previously he served as an assembly-language programmer for General Computer Systems, a division of Telex. Mr. Hester attended the University of Texas at Arlington and is an honor graduate of Control Data Institute.

      Michael R. Mueller joined the Company in October 1984 as a support programmer and was elected Vice President of Law Firm Management Systems Development in May 1996. He has been involved in the development of four of the Company's six generations of law firm management systems. Prior to joining the Company, Mr. Mueller graduated from Texas A&M University majoring in Computer Science with a minor in Accounting.

      Kenneth R. Nicholas, a director of the Company since 1995, has been the Senior Partner of Nicholas & Montgomery, LLP, a certified public accounting firm in Dallas, Texas since January 2001. From January 1987 until merging his practice into Nicholas and Montgomery, he was the Managing Director of Nicholas, Flanagan & Bard, P.C. Prior to that time, Mr. Nicholas spent 22 years with Deloitte Haskins & Sells (now Deloitte & Touche), including over ten years as a partner and seven years as partner-in-charge of the Dallas tax practice. Mr. Nicholas graduated from Southern Methodist University in 1964.

      Gerald D. Harris, a director of the Company since 1994, is the owner and operator of Harris Typesetting Services, a graphics design and printing business located in Plano, Texas. Prior to beginning his business in 1990, Mr. Harris was the head golf professional at the prestigious Stonebriar Country Club in Frisco, Texas. Mr. Harris attended the University of Oklahoma majoring in finance.

      D. Bruce Walter was elected to the Board of Directors in July, 1998. He is also on the board of directors of HQ/HR Corporation headquartered in St. Louis, Missouri and two Dallas based companies, SPS Management Corporation and Connex Systems Corporation. Mr. Walter previously held the position of Chairman and Chief Executive Officer at Radiomail Corporation, a wireless internet company headquartered in San Mateo, California, from October 1994 to July 1997. He was President and Chief Executive Officer of CoActive Computing Corporation, located in California, from July 1993 until October 1994. Mr. Walter was at Grid Systems Corporation, also located in California, from June 1983 to June 1993, where he was President and Chief Executive Officer from 1991 to 1993. Prior to 1983, Mr. Walter spent sixteen years in various management-level positions at Xerox Corporation. He is a 1965 graduate of Waynesburg College.


 Section 16(a) Beneficial Ownership Reporting Compliance
 -------------------------------------------------------

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's outstanding Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by SEC regulations to furnish the Company with copies of all such reports they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company during the Company's last fiscal year, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners have been complied with.


 ITEM 10.  EXECUTIVE COMPENSATION.

 Summary Compensation Table

      The following table sets forth the aggregate compensation paid to the Company's Chief Executive Officer and the only other officer whose total annual salary and bonus for the 2001 fiscal year was $100,000 or more (the "Named Executive Officers"), with respect to each of the three fiscal years in the period ended January 31, 2001.

                               Annual           Long-Term
                          Compensation (1)  Compensation Awards
                          ----------------  -------------------
                                            Number of Securities   All Other
 Name and Principal      Fiscal              Underlying Options     Compen-
     Position             Year  Salary ($)        Granted          sation ($)
 ------------------      ------ ----------  -------------------    ----------
 Harry W. Margolis        2001  1,166,678 (2)        -              4,063 (3)
 President, Chairman      2000    398,500            -              4,063 (3)
 of the Board and Chief   1999    546,000        621,000 (4)        6,156 (3)
 Executive Officer

 D. Bruce Walter (5)      2001    113,111
 President                2000    120,339        100,000
 ________________________

 (1) The columns for "Bonus" and "Other Annual Compensation" have been omitted because there is no compensation required to be reported in such column. The aggregate amount of perquisites and other personal benefits provided to the Company's Chief Executive Officer is less than the lesser of $50,000 or 10% of the total of annual salary and bonus of the officer.
 (2) Includes $817,000 for the buyout of Mr. Margolis' employment contract in January, 2001, in the form of a demand note.
 (3) Represents the economic value of split-dollar life insurance policies paid for by the Company naming Mr. Margolis' estate as the beneficiary.
 (4) Of the options granted, 108,000 were cancelled November 14, 1998 in connection with an option grant of 333,000 shares on the same date.
 (5)   Resigned as president effective as of December 31, 2000.


 Executive Employment Agreements
 -------------------------------

      In January 2001, the Company negotiated the termination of Harry W. Margolis' employment contract in exchange for a 6% demand note payable in the amount of $817,659. The old agreement, which was to terminate on December 31, 2002, provided for a salary of $642,196 in calendar year 2001 and $657,609 in calendar year 2002. Additionally, in the event of termination, other than for cause, as defined, the old agreement provided for a termination payment of two to three times base salary, depending on termination date.

      Concurrent with termination of the old agreement, the Company and Harry
 W. Margolis entered into a new employment agreement. The new agreement, which is terminable by either party upon thirty days prior written notice, provides for a monthly salary of $10,000 and has no termination payment provisions.


 ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth, as of December 18, 2001, information with respect to the beneficial ownership of the Common Stock of the Company by (a) the Company's Chief Executive Officer and each of the other "Named Executive Officers" (as defined below in "Executive Compensation - Summary Compensation Table"), (b) each person known by the Company to own beneficially 5% or more of such outstanding Common Stock, (c) each director or nominee who owns any shares, and (d) all current executive officers and directors of the Company as a group.


 Name and Address of             Amount and Nature of
 Beneficial Owner (1)      Beneficial Ownership of Class (2)      Percent
 --------------------      ---------------------------------      -------
 Harry W. Margolis                    2,212,877 (3)                32.9

 Dana E. Margolis                        21,778 (4)                 (5)

 Jay Stromberg                           72,031 (6)                 1.1

 D. Bruce Walter                        130,120 (7)                 2.0

 Gerald D. Harris                        15,000 (8)                 (5)

 Kenneth R. Nicholas                     48,000 (9)                 (5)

 All current directors and executive  2,652,733 (10)               38.2
     officers (10 persons) as a group
 ____________________________

 (1) Unless otherwise indicated, each person's address is 222 Municipal Drive, Richardson, Texas 75080.
 (2) Unless otherwise indicated, each person has sole voting and investment power with respect to such shares.
 (3) Includes 250,000 shares Mr. Margolis has the right to acquire through the exercise of options. Mr. Margolis may be deemed to be the beneficial owner of the shares owned by his wife, Dana E. Margolis.
 (4) Dana E. Margolis may be deemed to be the beneficial owner of the shares owned by her husband, Harry W. Margolis.
 (5) Beneficial ownership is less than one percent (1%) of the Company's outstanding shares.
 (6) Jay S. Stromberg may be deemed to be the beneficial owner of the 61,400 shares owned by his wife, Tammy Margolis-Stromberg.
 (7) Includes 12,000 shares Mr. Walter has the right to acquire through the exercise of options.
 (8) Includes 15,000 shares Mr. Harris has the right to acquire through the exercise of options.
 (9) Includes 38,000 shares Mr. Nicholas has the right to acquire through the exercise of options.
 (10) Includes 456,155 shares the current directors and executive officers have the right to acquire through the exercise of options.


 ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      In January 2001, the Company negotiated the termination of Harry W. Margolis' employment contract in exchange for a 6% demand note payable in the amount of $817,659. The old agreement, which was to terminate on December 31, 2002, provided for a salary of $642,196 in calendar year 2001 and $657,609 in calendar year 2002. Additionally, in the event of termination, other than for cause, as defined, the old agreement provided for a termination payment of two to three times base salary, depending on termination date.

      Concurrent with termination of the old agreement, the Company and Harry
 W. Margolis entered into a new employment agreement. The new agreement, which is terminable by either party upon thirty days prior written notice, provides for a monthly salary of $10,000 and has no termination payment provisions.

   SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, on the 20th day of December, 2001.

                                         COMPUTRAC, INC.


                                         By:    /s/ George P. Pardue
                                                -----------------------------
                                         Name:  George P. Pardue
                                         Title: Chief Financial Officer
                                               (Principal Accounting Officer)