Form 10KSB
period 2002-01-31
COMPUTRAC INC
filed 2002-05-01
CIK 720507

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                  For The Fiscal Year Ended January 31, 2002
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

 Check whether  the issuer  (1) filed  all reports  required to  be filed  by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

 Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

 The issuer's revenues for the fiscal year ended January 31, 2002 were $3,697,402.

 As of March 31, 2002, the aggregate market value of the voting stock held by non-affiliates of the issuer was $1,080,000.

 As of March 31, 2002, the number of shares outstanding of the issuer's common stock was 6,544,389.

                 DOCUMENTS INCORPORATED BY REFERENCE

 None.

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


 Employees

      As of March 31, 2002, the Company employed 29 full-time employees. No employees are represented by a union or covered by a collective bargaining agreement. The Company believes that its relationship with its employees is good.


 Research and Development

      During the years ended January 31, 2002 and 2001, the Company expended approximately $1.4 million and $1.8 million on software research, development and production costs, respectively. Net software research and development expenses, after capitalization of certain software development costs, amounted to $147,000 for the fiscal year ended January 31, 2002, and $520,000 for the fiscal year ended January 31, 2001. The Company anticipates its expenditures for research, development and production in fiscal 2003 will decrease from current levels.


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


 Proposed Merger

      On January 3, 2002, CompuTrac entered into a definitive Agreement and Plan of Merger, dated as of January 3, 2002, pursuant to which ASA International Ltd. will acquire CompuTrac. The terms of the merger agreement provide that CompuTrac will be merged into RainMaker Software, Inc., a wholly-owned subsidiary of ASA, with CompuTrac stock being converted into a right to receive a pro rata share of 1,370,679 shares of ASA common stock and approximately $1,300,000 in cash, subject to certain conditions and adjustments.

      In connection with the merger agreement, ASA and CompuTrac entered into a management agreement whereby RainMaker will manage the business of CompuTrac effective January 1, 2002. If the merger agreement is terminated, ASA will be entitled to retain the operating income of CompuTrac's business for the term of the management agreement, if any, or shall pay to CompuTrac the amount of any operating loss (excluding extraordinary items, as agreed to in writing by ASA and CompuTrac), if any, incurred during the term of the management agreement.

      ASA and certain stockholders of CompuTrac also entered into a Stockholders Agreement whereby ASA obtained a proxy to vote such stockholders shares in favor of the proposed merger and an option to purchase such stockholders' shares upon certain events.



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


 Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended January 31, 2002.

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

      At March 31, 2002, there were approximately 265 holders of record and approximately 1,500 beneficial owners of the Company's Common Stock. For the periods indicated below, the following table sets forth the high and low sales prices as reported by the American Stock Exchange.


                                                Market Price
                                         ---------------------------
                                          High                 Low
                                         ------               ------

 2001 Fiscal Year:
      First Quarter                     $4.0000              $0.7500
      Second Quarter                    $1.6875              $0.5000
      Third Quarter                     $0.6875              $0.3125
      Fourth Quarter                    $0.6250              $0.1250

 2002 Fiscal Year:
      First Quarter                     $0.6000              $0.2500
      Second Quarter                    $0.7200              $0.2700
      Third Quarter                     $0.5500              $0.3000
      Fourth Quarter                    $0.4700              $0.2600


      The closing sales price per share of the Common Stock on the American Stock Exchange on March 31, 2002 was $0.36.


 Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Results of Operations

     The following table sets forth, for the fiscal years indicated, items in the Consolidated Statements of Operations expressed as a percentage of operating revenues:

                                                    Year Ended January 31,
                                                       2002        2001
                                                       ----        ----
 Systems sales                                            9%          9%
 Services and support                                    91%         91%
                                                       ----        ----
                                                        100%        100%

 Cost of system sales                                     3%          4%
 Cost of services and support                             5%          7%
 Amortization of capitalized software                     8%         13%
 Write-down of capitalized software                       0%         16%
 Operating expenses                                      33%         37%
 Selling, general and administrative expenses            45%        118%
 Software research and development costs                  4%         16%
                                                       ----        ----
                                                         98%        211%

 Income (loss) from operations                            2%       -111%
 Gain on sale of land                                     0%         38%
 Interest income                                          3%          4%
 Interest expense                                        -1%          0%
                                                       ----        ----
 Net income (loss)                                        4%        -70%
                                                       ====        ====


 Critical Accounting Policies and Estimates

      The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statement and the reported amount of revenues and expenses during the reporting period. In applying our accounting principles, we must often make individual estimates and assumptions regarding expected outcomes or uncertainties. As you might expect, the actual results or outcomes are generally different than the estimated or assumed amounts. These differences are usually minor and are included in our consolidated financial statements as soon as they are known. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

      We periodically review the carrying value of our capitalized software when events and circumstances warrant such a review. One of the methods used for this review is performed using estimates of future cash flows. If the carrying value of our capitalized software is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the capitalized software exceeds its fair value. We believe that the estimates of future cash flows and fair value are reasonable. Changes in estimates of such cash flows and fair value, however, could affect the calculation. It is at least reasonably possible that the estimates we use to evaluate the realizability of capitalized software will be materially different from actual amounts or results.

      Based on an assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our consolidated financial statements provide a meaningful and fair perspective of our company. We do not suggest that other general risk factors, such as those discussed elsewhere in this report, could not adversely impact our consolidated financial position, results of operations or cash flow.


 Year Ended January 31, 2002 compared to Year Ended January 31, 2001

      Total revenues increased from $3.3 million in fiscal 2001 to $3.7 million in fiscal 2002, an increase of $426,000, or 13%. System sales revenues increased $35,000, or 12%, from $306,000 in fiscal 2001 to $341,000 in fiscal 2002. The increase was due to two sales of Company's LFMS SQL version, and sales of hardware upgrades to our Legacy system customers.

      Service and support revenue increased $390,000, or 13%, from $2.97 million in fiscal 2001 to $3.4 million in fiscal 2002. Services and support revenues are comprised of software and hardware maintenance fees, programming support charges and various other service revenue fees such as training, installation and conversion revenues. This increase is due to an increase in maintenance and support rates implemented in February, 2001, as well as increased installation, conversion, and training revenue related to the new system sales.

      Cost of system sales as a percentage of system sales revenues decreased from 40% in fiscal 2001 to 35% in fiscal 2002. Cost of services and support as a percentage of services and support revenue decreased, from 8% in fiscal 2001 to 5% in fiscal 2002. Cost of services and support is primarily comprised of programming and support staff costs directly associated with the performance of the requested service and certain third party costs associated with maintenance fees included in services and support revenues. The fixed nature of the third party costs resulted in the decrease as a percentage of services and support revenue.

      Amortization of capitalized software decreased from $435,532 in fiscal 2001 to $300,000 in fiscal 2002. The decrease is attributable to the end of amortization of the development costs for the older Access-based system, which were fully amortized in the third quarter of fiscal 2001.

      Operating expenses remained essentially the same at $1.2 million in fiscal 2001 and fiscal 2002.

      Selling, general and administrative expenses decreased $2.2 million or 57%, from $3.9 million in fiscal 2001 to $1.7 million in fiscal 2002. This decrease was primarily attributable to reductions in headcount, as well as the renegotiation of the CEO's employment contract. In December, 2000 and
 January, 2001 the Company reduced its workforce to bring development expenses into line with current sales and cash-flow projections. In conjunction with this reorganization, the Company renegotiated the Chief Executive Officer's compensation plan, terminating the old plan and entering into a new month-to-month agreement. As consideration for the restructuring of the agreement, the Company issued a demand note to the CEO for $817,659 and recorded a charge for that amount. This note amount represented a 15% ($144,000) discount to the Company. The benefit to the Company was a $176,000 reduction in total payments to be made over the life of the original agreement.

      Software research and development expenses decreased $373,000, or 72% from $520,000 in fiscal 2001 to $147,000 in fiscal 2002. The Company will continue to capitalize those costs associated with continued enhancements and improvements to the CompuTrac LFMS for Windows and LFMS 2000 software product lines.

      The gain on sale of land held for resale in fiscal 2001 was the result of the sale of the Frisco, Texas land that the Company had owned since 1989.

      Interest income decreased 15%, from $119,000 in fiscal 2001 to $103,000 due to lower interest rates available between periods. Interest expense increased from $1,000 in fiscal 2001 to $37,000 in fiscal 2002, due to interest paid on the demand note payable to the CEO.


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


 Liquidity and Capital Resources

       Cash provided by operating activities was $606,000 in fiscal 2002 compared with $883,000 used in operations during fiscal 2001. This is due primarily to profitable operations in fiscal 2002 versus a net loss in fiscal 2001.

      Cash used in investing activities during fiscal 2002 was $751,000 compared to $3.1 million provided by investing activities during fiscal 2001. This is attributable primarily to the sale of the Frisco, Texas land in the fourth quarter of fiscal 2001, and maturities of Certificates of Deposit. Cash used in financing activities during fiscal 2002 was $160,000 compared with $417,000 used during fiscal 2001. This difference is primarily due to larger note payments to the CEO for a different note during fiscal 2001.

      The Company has not made any material commitments for capital expenditures; however, the Company anticipates continued expenditures will be made during fiscal 2003 in the areas of development, sales, marketing and support of its CompuTrac LFMS for Windows software products.


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

      At January 31, 2002 and 2001, the Company has established a 100% valuation allowance to fully offset the net deferred tax asset balances of $2,196,000 and $2,252,000, respectively. Factors considered in management's assessment that significant uncertainties exist regarding the realization of these assets include (1) uncertainty regarding the future success and timing of sales of the Company's new Windows-based products, (2) financial and economic pressures in the Company's primary customer market (i.e. legal industry) and (3) historical operating losses over the last several years.

 Item 7.  Financial Statements

 BALANCE SHEETS
                                                  January 31,      January 31,
                                                     2002              2001
                                                  ----------       ----------
 ASSETS

 Current assets:
 Cash and cash equivalents                       $ 1,877,678      $ 2,182,649
 Short-term investments                              600,000          200,000
 Accounts receivable, net of allowance for
   doubtful accounts of $20,000 in 2002 and 2001     365,154          312,355
 Other current assets                                 63,262          129,935
                                                  ----------       ----------
   Total current assets                            2,906,094        2,824,939
 Property, furniture and equipment, net of
   accumulated depreciation of $8,794,771
   and $8,600,624, respectively                      883,656        1,021,894

 Capitalized software, net of accumulated
   amortization of $4,779,383 and $3,959,743,
   respectively                                    1,494,923        1,499,998
 Other assets                                        353,479          452,234
                                                  ----------       ----------
   Total assets                                  $ 5,638,152      $ 5,799,065
                                                  ==========       ==========


 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
 Accounts payable                                $    52,592      $   104,047
 Accrued expenses                                    154,797          243,855
 Note Payable - related party                        620,747          817,659
 Deferred systems revenues                            51,780           92,193
                                                  ----------       ----------
   Total liabilities                                 879,916        1,257,754


 Shareholders' equity:
 Preferred stock, $1.00 par value, 2,000,000
   shares authorized, no shares issued and
   outstanding                                             -                -
 Common stock, $.01 par value, 13,000,000 shares
   authorized, 7,136,884 and 7,077,384 issued         71,369           70,774
 Additional paid-in capital                        8,401,086        8,538,802
 Accumulated deficit                              (2,463,297)      (2,617,169)
                                                  ----------       ----------
                                                   6,009,158        5,992,407

 Less:  treasury shares at cost, 592,495
   and 687,364 shares, respectively               (1,250,922)      (1,451,096)
                                                  ----------       ----------
   Total shareholders' equity                      4,758,236        4,541,311
                                                  ----------       ----------
 Total liabilities and shareholders' equity      $ 5,638,152      $ 5,799,065
                                                  ==========       ==========


 See accompanying notes to financial statements

 STATEMENTS OF OPERATIONS

                                                     Year Ended January 31,
                                                  ---------------------------
                                                     2002              2001
                                                  ----------       ----------
 Revenues:
 Systems sales                                   $   341,185      $   305,987
 Services and support                              3,356,217        2,965,283
                                                  ----------       ----------
                                                   3,697,402        3,271,270
 Costs and expenses:
 Cost of system sales                                118,427          122,875
 Cost of services and support                        170,185          230,750
 Amortization of capitalized software                300,000          435,532
 Write-down of capitalized software                        -          519,640
 Operating expenses                                1,218,771        1,220,294
 Selling, general and administrative expenses      1,654,904        3,869,038
 Software research and development costs             147,256          520,129
                                                  ----------       ----------
                                                   3,609,543        6,918,258

 Income (loss) from operations                        87,859       (3,646,988)
 Gain on sale of land                                      -        1,243,967
 Interest income                                     102,826          119,080
 Interest expense                                    (36,813)            (986)
                                                  ----------       ----------
 Net income (loss)                               $   153,872      $(2,284,927)
                                                  ==========       ==========

 Income (loss) per share - basic                       $.02            ($0.36)
                                                  ==========       ==========

 Income (loss) per share - diluted                     $.02            ($0.36)
                                                  ==========       ==========

 Weighted average number of common shares -
   basic                                           6,454,034        6,283,766
                                                  ==========       ==========

   diluted                                         6,474,114        6,283,766
                                                  ==========       ==========

 See accompanying notes to financial statements

 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                          Additional
                                       Common Stock        Paid In     Accumulated       Treasury Stock
                                   Shares       Amount     Capital       Deficit       Shares       Amount       Total
                                  ---------     --------   ---------   ----------     --------    ----------    ---------
 Balance at January 31, 2000      6,988,706    $  69,887  $8,478,866  $  (332,242)     720,391   $(1,484,441)  $6,732,070

 Sale of treasury stock                   -            -     (77,242)           -      (53,963)      111,164       33,922

 Stock issued pursuant to
  employee stock option plan         88,678          887      83,736            -       20,936       (77,819)       6,804

 Compensation expense
  related to employee
  stock options                           -            -      53,442            -            -             -       53,442

 Net loss                                 -            -           -   (2,284,927)           -             -   (2,284,927)
                                  ---------------------------------------------------------------------------------------
 Balance at January 31, 2001      7,077,384    $  70,774  $8,538,802  $(2,617,169)     687,364   $(1,451,096)  $4,541,311

 Stock issued pursuant to
  employee stock option plan              -            -    (165,401)           -      (94,869)      200,174       34,773

 Stock issued to employees
  pursuant to severance agreements   52,500          525      25,725            -            -             -       26,250

 Stock issued pursuant to employee
  exercise of stock options           7,000           70       1,960            -            -             -        2,030

 Net income                               -            -           -      153,872            -             -      153,872
                                  ---------------------------------------------------------------------------------------
 Balance at January 31, 2001      7,136,884    $  71,369  $8,401,086  $(2,463,297)     592,495   $(1,250,922)  $4,758,236
                                  =======================================================================================

 See accompanying notes to financial statements.


 STATEMENTS OF CASH FLOWS


                                                       Year Ended January 31,
                                                     --------------------------
                                                        2002             2001
                                                     ----------      ----------
 Cash flows from operating activities:
 Net income (loss)                                  $   153,872     $(2,284,927)
 Adjustments to reconcile net income
   (loss) to net cash provided by
   (used in) operating activities:
      Non-cash compensation expense                           -         871,101
      Depreciation of property, furniture
        and equipment                                   194,147         213,161
      Amortization of capitalized software costs        300,000         435,532
      Write-down of capitalized software                      -         519,640
      Gain on sale of land                                    -      (1,243,967)
 Changes in operating assets and liabilities:
      Accounts receivable                               (52,799)        298,155
      Other current assets                               66,673         247,018
      Other assets                                       98,755          99,040
      Accounts payable and accrued expenses            (114,263)         60,613
      Deferred systems revenues                         (40,413)        (98,557)
                                                     ----------      ----------
 Net cash provided by (used in) operating activities    605,972        (883,191)
                                                     ----------      ----------

 Cash flows from investing activities:
 Additions to property, furniture and equipment         (55,909)        (53,209)
 Additions to capitalized software                     (294,924)       (314,918)
 (Purchases) maturities of certificates
   of deposit, net                                     (400,000)      2,000,000
 Proceeds from sale of land                                   -       1,498,089
                                                     ----------      ----------
 Net cash provided by (used in)
   investing activities                                (750,833)      3,129,962
                                                     ----------      ----------

 Cash flows from financing activities:
 Payments on note payable - related party              (196,912)       (434,625)
 Issuance of treasury shares                             34,772          33,922
 Proceeds from stock issuance                             2,030           6,804
 Principal payments of mortgage note payable                  -         (23,193)
                                                     ----------      ----------
 Net cash used in financing activities                 (160,110)       (417,092)
                                                     ----------      ----------
 Net <decrease> increase in cash and cash
   equivalents                                         (304,971)      1,829,679

 Cash and cash equivalents at beginning of year       2,182,649         352,970
                                                     ----------      ----------
 Cash and cash equivalents at end of year           $ 1,877,678     $ 2,182,649
                                                     ==========      ==========

 Supplemental disclosures of cash
   flow information:
      Interest paid                                     $36,813            $986
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

      We periodically review the carrying value of our capitalized software when events and circumstances warrant such a review. One of the methods used for this review is performed using estimates of future cash flows. If the carrying value of our capitalized software is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the capitalized software exceeds its fair value. We believe that the estimates of future cash flows and fair value are reasonable. Changes in estimates of such cash flows and fair value, however, could affect the calculation. It is at least reasonably possible that the estimates we use to evaluate the realizability of capitalized software will be materially different from actual amounts or results.


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


    Capitalized Software

      The Company capitalizes the costs of developing and testing new or significantly enhanced software products in accordance with the provisions of Statement of Financial Accounting Standards No. 86, "Accounti ng for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" (SFAS 86). Under SFAS 86, the costs incurred to establish the technological feasibility of a computer software product are charged to expense as incurred. After technological feasibility is established, costs of producing the computer software product are capitalized until the product is available for general release to customers. Capitalized software development costs are amortized on a product-by-product basis using the greater of the amount computed by the ratio of current year net revenue to estimated future net revenue, or the amount computed by the straight-line method over a period which approximates the estimated economic life of the products, which historically has been four years. The amount by which unamortized software costs exceed the net realizable value, if any, is recognized in the period the excess is determined.


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


    Advertising Expense

      The cost of advertising is expensed as incurred. The Company incurred approximately $43,000 and $204,000 in advertising costs in fiscal 2002 and 2001, respectively.


    Accounting for Stock-Based Compensation

      The Company has elected to account for stock-based compensation to employees using the intrinsic value method. Accordingly, compensation cost for employee stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the amount the employee must pay to acquire the stock.


    Earnings and loss Per Share

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


    Accounting Pronouncements Not Yet Adopted


      In 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 to have a material effect on the Company's financial position or results of operations.

      In 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142) In 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Goodwill and Intangible Assets, which clarifies the accounting for impairments to purchase goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company does not expect SFAS 142 to have a material effect on the Company's financial position or results of operations. The adoption of SFAS 142, which occurred on February 1, 2002 did not have a material effect on the Company's financial position or results of operations.

      In 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS 144) Accounting for the Impairment or Disposal of Long-Lived Assets. This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect SFAS 144 to have a material effect on the Company's financial position or result of operations.


 Note 2 - Property, Furniture and Equipment

       Property, furniture and equipment costs are summarized as follows:

                                                         January 31,
                                                ----------------------------
                                                    2002              2001
                                                ----------        ----------
       Equipment                               $ 7,120,577       $ 7,074,937
       Building                                  1,426,935         1,426,935
       Furniture, fixtures and
         leasehold improvements                    830,915           820,646
                                                ----------        ----------
                                                 9,378,427         9,322,518
       Less accumulated depreciation            (8,794,771)       (8,600,624)
                                                ----------        ----------
                                                   583,656           721,894
                                                ----------        ----------
       Land                                        300,000           300,000
                                                ----------        ----------
                                               $   883,656       $ 1,021,894
                                                ==========        ==========


 Note 3 - Capitalized Software

       Capitalized software costs are summarized as follows:

                                                         January 31,
                                                ----------------------------
                                                   2002              2001
                                                ----------        ----------
       Capitalized software costs              $ 6,274,306       $ 5,459,741

       Less accumulated amortization            (4,779,383)       (3,959,743)
                                                ----------        ----------
                                               $ 1,494,923       $ 1,499,998
                                                ==========        ==========


 Note 4 - Income Taxes

       The effective income tax rates differed from the following reasons:

                                                          January 31,
                                                ----------------------------
                                                   2002              2001
                                                ----------        ----------
 Federal income tax benefit at                     (34)%             (34)%

 Change in valuation                                37                34

 Other                                              (3)                -
                                                ----------        ----------
                                                     0%                0%
                                                ==========        ==========


 The components of the deferred tax accounts consist of the following:

                                                          January 31,
                                                ----------------------------
                                                   2002              2001
                                                ----------        ----------
 Deferred tax assets:
 Net operating loss carryforward               $ 2,240,000       $ 2,185,000
 Accounts receivable                                 7,000             7,000
 Deferred revenue                                        -            12,000
 Fixed assets                                      299,000           310,000
 Accrued compensation                              210,000           278,000
 Other                                               2,000            54,000
                                                ----------        ----------
   Total deferred tax assets                     2,758,000         2,846,000

 Deferred tax liabilities:
 Capitalized software costs                       (562,000)         (565,000)
 Other                                                   -           (29,000)
                                                ----------        ----------
   Total deferred tax liabilities                 (562,000)         (594,000)
                                                ----------        ----------
 Net deferred tax asset before                   2,196,000         2,252,000

 Less valuation allowance                        2,196,000         2,252,000
                                                ----------        ----------
                                               $         -       $         -
                                                ==========        ==========


      At January 31, 2002 and 2001, the Company had net operating loss carryforwards of approximately $6,590,000 and $5,883,000, respectively, which begin to expire in 2010.

      At January 31, 2002 and 2001, the Company has established a 100% valuation allowance to fully offset the net deferred tax asset balances of $2,196,000 and $2,252,000, respectively. Factors considered in management's assessment that significant uncertainties exist regarding the realization of these assets include (1) uncertainty regarding the future success and timing of sales of the Company's new Windows-based products, (2) financial and economic pressures in the Company's primary customer market (i.e. legal industry) and (3) historical operating losses over the last several years.


 Note 5 - Shareholders' Equity


    Stock Purchase Plans

      In December 1985, the Company's Board of Directors adopted the CompuTrac, Inc. Employee Stock Purchase Plan and in May 1991, adopted the CompuTrac, Inc. 1991 Employee Stock Purchase Plan. The Company reserved 300,000 and 500,000 shares, respectively, of its Common Stock for purchase by its employees pursuant to the terms of these plans. Under both plans, eligible participating employees of the Company may elect to have an amount up to, but not in excess of, 10% of their regular salary or wages withheld for the purpose of purchasing the Company's Common Stock. The Company contributes to the participant's account an amount of money equal to 33 1/3% of the aggregate contribution made by each participant since the immediately preceding stock purchase date. All Common Stock of the Company purchased by the participating employees pursuant to the plans may be voted by the employee; any shares not so directed to vote are not voted. During fiscal 1996, the Company amended the 1991 Employee Stock Purchase Plan to increase by 500,000 the number of shares reserved for future employee stock purchase activities. At January 31, 2002, 1,237,621 shares of the Company's Common Stock had been sold pursuant to these plans. The plans were terminated effective December 31, 2001.


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


    Stock Repurchase Program

      In December 1997, the Board of Directors authorized a stock repurchase program whereby the Company may purchase, from time-to-time, up to 600,000 shares of its outstanding Common Stock in the open marketplace over a ten year period. As of January 31, 2001, the Company had purchased 350,764 shares of its outstanding Common Stock pursuant to the terms of the program. No repurchase transactions took place in fiscal 2002.


    Executive Stock Purchase

      On January 6, 2000, the Company repurchased 238,000 shares of its common stock from its Chief Executive Officer at a purchase price of $1.9375, the closing market price of the common stock on the date of purchase. The purchase price was paid in installments during fiscal 2001. These balances were paid during fiscal 2001.


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

      Reported and pro forma net loss and net loss per share amounts for the fiscal year ended January 31, 2002 and 2001, respectively, are set forth below:

                                             2002             2001
                                          -----------      -----------
      Reported
      Net income (loss)                  $    153,872     $ (2,284,927)
      Net income (loss) per share        $       0.02     $      (0.36)

      Pro forma
      Net income (loss)                  $     30,675     $ (2,335,466)
      Net income (loss) per share        $       0.01     $      (0.37)


      During fiscal 2002 and 2001, the fair values of the options granted were estimated on the date of their grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:


                                             2002             2001
                                          -----------      -----------
      Risk free interest rate               5% - 7%        5.1% - 6.2%
      Expected life                         5 years          5 years
      Expected volatility                     128%              99%
      Expected dividend yield                   0%               0%



 Stock option activity for 2002 and 2001 is set forth below:


                                       2002                 2001
                                ------------------   ------------------
                                          Weighted             Weighted
                                          Average              Average
                                          Exercise             Exercise
                                Options    Price     Options    Price
                                ------------------   ------------------
    Outstanding at
      beginning of year         838,575   $ 1.00     789,266    $ 1.01
    Granted                     206,000      .29     165,000      1.02
    Exercised                    (7,000)     .29     (88,678)      .95
    Canceled                   (287,430)     .91     (27,013)     1.60
                                -------              -------
    Outstanding at
      end of year               750,145      .78     838,575      1.00
                                =======              =======
    Exercisable at
      end of year               750,145      .78     550,544      1.07
                                =======              =======
    Weighted average fair
      value of options
      granted during the year             $  .16                $  .77



 Stock options outstanding at January 31, 2002:


                       Options Outstanding                           Options Exercisable
                    --------------------------                    --------------------------
                                  Weighted
     Range of                Average Remaining  Weighted Average           Weighted Average
  Exercise Price    Options   Contractual Life   Exercise Price   Options    Exercise Price
 ----------------   --------------------------  ----------------  --------------------------
 $ 0.38 to $ 0.76   519,100       3.8 years        $  0.44        519,100      $  0.44

 $ 0.77 to $ 1.54   175,045       4.9 years        $  1.14        175,045      $  1.14

 $ 1.55 to $ 3.50    56,000       1.3 years        $  2.67         56,000      $  2.67
                    -------                                       -------
                    750,145                                       750,145
                    =======                                       =======


 Note 6 - Earnings per share

        Basic and diluted earnings per common share are computed based on the following information:

                                         Year ended January 31, 2002
                                    ------------------------------------------
                                    Net earnings        Shares       Per share
                                    ------------      ---------      ---------
 Basic earnings per common share       $153,872       6,454,034          0.02

 Effect of dilutive stock options             -          20,080
                                    ------------      ---------      ---------
 Diluted earnings per common share     $153,872       6,474,114         $0.02
                                    ============      =========      =========


                                         Year ended January 31, 2001
                                    ------------------------------------------
                                    Net earnings        Shares       Per share
                                    ------------      ---------      ---------
 Basic earnings per common share    ($2,284,927)      6,283,766        ($0.36)

 Effect of dilutive stock options             -               -
                                    ------------      ---------      ---------
 Diluted earnings per common share  ($2,284,927)      6,283,766        ($0.36)
                                    ============      =========      =========


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


 Note 8 - Related Party Transactions

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

        During fiscal 2002, the Company paid the CEO $36,000 in interest on the note, and made principal payments totaling $200,000.


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


 Note 10 - Proposed Merger

      On January 3, 2002, CompuTrac entered into a definitive Agreement and Plan of Merger, dated as of January 3, 2002, pursuant to which ASA International Ltd. will acquire CompuTrac. The terms of the merger agreement provide that CompuTrac will be merged into RainMaker Software, Inc., a wholly-owned subsidiary of ASA, with CompuTrac stock being converted into a right to receive a pro rata share of 1,370,679 shares of ASA common stock and approximately $1,300,000 in cash, subject to certain conditions and adjustments.

      In connection with the merger agreement, ASA and CompuTrac entered into a management agreement whereby RainMaker will manage the business of CompuTrac effective January 1, 2002. If the merger agreement is terminated, ASA will be entitled to retain the operating income of CompuTrac's business for the term of the management agreement, if any, or shall pay to CompuTrac the amount of any operating loss (excluding extraordinary items, as agreed to in writing by ASA and CompuTrac), if any, incurred during the term of the management agreement. For the year ended January 31, 2002 the management fee was $2,625.

      ASA and certain stockholders of CompuTrac also entered into a Stockholders Agreement whereby ASA obtained a proxy to vote such stockholders shares in favor of the proposed merger and an option to purchase such stockholders' shares upon certain events.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


 Board of Directors and Shareholders
 CompuTrac, Inc.


 We have audited the accompanying balance sheets of CompuTrac, Inc. as of January 31, 2002 and 2001 and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CompuTrac, Inc. as of January 31, 2002 and 2001, and the results of its operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


 GRANT THORNTON LLP

 Dallas, Texas
 April 19, 2002

 Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure


      The Company has reported no disagreements with or change of its independent accountants during the 24 months prior to January 31, 2002.


                                   PART III


 Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.


      The executive officers and directors of the Company at January 31, 2002, are as follows:

                                      Position(s) Held
      Name                    Age     With the Company
      ----                    ---     ----------------
      Harry W. Margolis        59     President, Chairman of the Board
                                      & Chief Executive Officer
      Dana E. Margolis         57     Secretary, Treasurer & Director
      George P. Pardue         48     Chief Financial Officer
      David L. Golemon         48     General Manager - Operations
      Lynda K. Thomas          55     Vice President - Administration
      Jay S. Stromberg         34     Vice President - Corporate
      David D. Hester          45     Vice President - CT Labs
      Michael R. Mueller       49     Vice President - LFMS for
                                      Windows Development
      Kenneth R. Nicholas      59     Director
      Gerald D. Harris         45     Director
      D. Bruce Walter          59     Director


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

      George P. (Sandy) Pardue joined CompuTrac in January 2001. He was heavily involved in CompuTrac's initial public offering in 1983 while employed by Price Waterhouse. Mr. Pardue's experience includes eight years with Price Waterhouse, concentrating on software, real estate, and distribution clients. His experience subsequent to Price Waterhouse includes senior financial management positions at the Jagger-Buzbee Company (Austin, Texas), the Richardson Trident Company (Richardson, Texas), Lotto Sport USA (Carrollton, Texas), and extensive experience in systems implementation and integration consulting. Mr. Pardue graduated from the University of Texas at Austin with a BBA in Accounting.

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

      Jay S. Stromberg was named Vice President of Marketing in August 2000. Before accepting this position, Mr. Stromberg served as the Director of Marketing, and a Regional Sales Manager. Some of his previous responsibilities involved working as a Systems Analyst, System Training Consultant, Support Representative, Product Manager, and District Sales Manager. Before coming to CompuTrac, Mr. Stromberg was a paralegal at a prestigious New York law firm. He attended college at the State University of New York at Binghamton where he received his Bachelor's degree in English. Mr. Stromberg is the son-in-law of Harry W. and Dana Margolis.

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

      D. Bruce Walter was elected to the Board of Directors in July, 1998. Additionally, he served as the Company's President from January, 1999, until December 2000. He is also on the board of directors of HQ/HR Corporation headquartered in St. Louis, Missouri and two Dallas based companies, SPS Management Corporation and Connex Systems Corporation. Mr. Walter previously held the position of Chairman and Chief Executive Officer at Radiomail Corporation, a wireless Internet company headquartered in San Mateo, California, from October 1994 to July 1997. He was President and Chief Executive Officer of CoActive Computing Corporation, located in California, from July 1993 until October 1994. Mr. Walter was at Grid
 Systems Corporation, also located in California, from June 1983 to June 1993, where he was President and Chief Executive Officer from 1991 to 1993. Prior to 1983, Mr. Walter spent sixteen years in various management-level positions at Xerox Corporation. He is currently President and CEO of MSU Corporation in Plano, Texas. He is a 1965 graduate of Waynesburg College.


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


 Item 10.       Executive Compensation.


 Summary Compensation Table

      The following table sets forth the aggregate compensation paid to the Company's Chief Executive Officer and the only other officer whose total annual salary and bonus for the 2002 fiscal year was $100,000 or more (the
 "Named Executive Officers"), with respect to each of the three fiscal years in the period ended January 31, 2002.


                                         Annual          Long-Term
                                      Compensation  Compensation Awards
                                      ------------  -------------------
                                                    Number of Securities    All Other
                               Fiscal                Underlying Options      Compen-
 Name and Principal Position    Year    Salary ($)       Granted           sation  ($)
 ---------------------------    ----    ----------       -------           -----------
 Harry W.  Margolis             2002     173,500               -            35,795 (5)
                                                                             5,711 (3)
 President, Chairman of the     2001   1,166,678 (2)           -             4,063 (3)
 Board and Chief Executive      2000     398,500               -             4,063 (3)
 Officer

 D. Bruce Walter (4)            2001     113,111
    President                   2000     120,339         100,000

 ________________________

 (1) The columns for "Bonus" and "Other Annual Compensation" are not required because there is no compensation required to be reported in such column.
     The aggregate amount of perquisites and other personal benefits provided to the Company's Chief Executive Officer is less than the lesser of $50,000 or 10% of the total of annual salary and bonus of the officer.
 (2) Includes $817,000 for the buyout of Mr. Margolis' employment contract in January, 2001, in the form of a demand note.
 (3) Represents the economic value of split-dollar life insurance policies paid for by the Company naming Mr. Margolis' estate as the beneficiary.
 (4) Resigned as president of the company effective as of December 31, 2000.
     Remains on the Board of Directors as an outside director.
 (5) Interest paid on $817,000 demand note.

 Executive Employment Agreements

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


   Item 11.     Security  Ownership   of   Certain  Beneficial   Owners   and
                Management.

      The following table sets forth, as of January 31, 2002, information with respect to the beneficial ownership of the Common Stock of the Company by (a) the Company's Chief Executive Officer and each of the other "Named Executive Officers" (as defined below in "Executive Compensation - Summary Compensation Table"), (b) each person known by the Company to own beneficially 5% or more of such outstanding Common Stock, (c) each director or nominee who owns any shares, and (d) all current executive officers and directors of the Company as a group.

 Name and Address of                Amount and Nature of
 Beneficial Owner (1)          Beneficial Ownership of Class (2)     Percent
 --------------------          ---------------------------------     -------
 Harry W. Margolis                        2,212,877  (3)               33.8

 Dana E. Margolis                            21,778  (4)                (5)

 Jay Stromberg                              116,794  (6)                1.7

 D. Bruce Walter                            130,120  (7)                1.9

 Gerald D. Harris                            15,000  (8)                (5)

 Kenneth R. Nicholas                         48,000  (9)                (5)

 All current directors and executive      2,725,303 (10)               41.6
  officers (11 persons) as a group
 ____________________________

 (1) Unless otherwise indicated, each person's address is 222 Municipal Drive, Richardson, Texas 75080.
 (2) Unless otherwise indicated, each person has sole voting and investment power with respect to such shares.
 (3) Includes 250,000 shares Mr. Margolis has the right to acquire through the exercise of options. Mr. Margolis may be deemed to be the beneficial owner of the shares owned by his wife, Dana E. Margolis.
 (4) Dana E. Margolis may be deemed to be the beneficial owner of the shares owned by her husband, Harry W. Margolis.
 (5) Beneficial ownership is less than one percent (1%) of the Company's outstanding shares.
 (6) Jay S. Stromberg may be deemed to be the beneficial owner of the 82,422 shares owned by his wife, Tammy Margolis-Stromberg.
 (7) Includes 12,000 shares Mr. Walter has the right to acquire through the exercise of options.
 (8) Includes 15,000 shares Mr. Harris has the right to acquire through the exercise of options.
 (9) Includes 38,000 shares Mr. Nicholas has the right to acquire through the exercise of options.
 (10) Includes 427,155 shares the current directors and executive officers have the right to acquire through the exercise of options.


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

      The Company and Mr. Margolis have entered into a "split dollar" agreement with respect to the maintenance of life insurance policies for the benefit of Mr. Margolis. This agreement obligates the Company to contribute certain amounts annually during the term of Mr. Margolis' employment to maintain the effectiveness of the life insurance policies, and grants to the Company a collateral interest in the proceeds of the policies, to the extent of the contributions made. Following the termination of Mr. Margolis' employment, the Company may choose to maintain its collateral interest in the policies by continuing to make annual payments, but is not obligated to do so. At such time as the Company discontinues making payments toward the life insurance policies, whether during the term of Mr. Margolis' employment or after, all interest of the Company in the proceeds of the policies will terminate. During 2001, the Company defaulted on certain of the payments required pursuant to the split dollar agreement and the Company and Mr. Margolis entered into a cure agreement as of December 31, 2001, which allows the Company to cure its default under the split dollar agreement and maintain its collateral interest in the policies.


 Item 13.  Exhibits and Reports on Form 8-K


      (a)  The following documents are filed as a part of this Report:

       1.  Financial Statements:


           Consolidated Balance Sheets at January 31, 2002 and 2001

           Consolidated Statements of Operations for the two years ended January 31, 2000

           Consolidated Statements of Changes in Shareholders' Equity for the two years ended January 31, 2002

           Consolidated Statements of Cash Flows for the two years ended January 31, 2002

           Notes to Consolidated Financial Statements

           Report of Grant Thornton LLP, Independent Certified Public
              Accountants


      2.1          -    Agreement and Plan of Merger dated January 3, 2002,
                        among CompuTrac, Inc., ASA International Ltd., and
                        ASA Legal Systems, Inc. (incorporated by reference to Exhibit No. 2 of the Current Report on Form 8-K filed on January 15, 2002 by ASA International Ltd.
                        (the "ASA 8-K").

      3.1*         -    Restated Articles of Incorporation of Registrant

      3.2**        -    Bylaws of the Registrant

      3.3***       -    Articles of Amendment to Articles of Incorporation
                        of the Registrant dated December 1, 1987

      4.1          -    Articles of Incorporation and Bylaws of the
                        Registrant constituting Instruments Defining the
                        Rights of Common Stockholders (incorporated by reference to Exhibits 3.1, 3.2, and 3.3 hereto)

      10.1******   -    Employment Agreement and Indemnity Agreement
                        between the Registrant and Harry W. Margolis dated
                        January 1, 1998 and February 4, 1998, respectively

      10.2*        -    Incentive Stock Option Plan of the Registrant

      10.3****     -    CompuTrac, Inc. 1991 Employee Stock Purchase Plan, as
                        amended

      10.4*        -    Cash Bonus Plan of the Registrant

      10.5*        -    Form of Indemnification Agreement between the
                        Registrant and Texas E. Schramm, dated as of July 11, 1983

      10.6**       -    Contract of Sale, dated February 28, 1986, between
                        Harry W. Margolis and the Registrant

      10.7***      -    Form of Indemnification Agreement between the
                        Registrant and its Directors as ratified by the Registrant's Shareholders in their Annual Meeting of November 19, 1987

      10.8*****    -    Employment Agreement between the Registrant and
                        George P. McGraw dated February 1, 1992

      10.9*****    -    Form of Employment Agreement between the Registrant
                        and its Executive Officers.

      10.10******* -    Employment Termination and Agreement

      10.11******* -    Monthly Employment Agreement

      10.12******* -    Demand Promissory Note

      10.13        -    Management Agreement, effective January 1, 2002,
                        between CompuTrac, Inc. and ASA Legal Systems, Inc.
                        (incorporated by reference to Exhibit No. 10.1 of the ASA 8-K) and Split-dollar Cure Agreement

      10.14        -    Stockholders Agreement dated January 3, 2002, among
                        ASA International Ltd., ASA Legal Systems, Inc. and certain shareholders of CompuTrac, Inc. (incorporated by reference to Exhibit No. 10.2 of the ASA 8-K).

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

 ****      Incorporated  by  reference   to  the  Registrant's   Registration
           Statement on Form S-8, File No. 33-61577 , filed with the Commission o n August 4, 1995, Commis sion File No . 1-9115.

 ***** Incorporated by reference to the same numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1994, Commission File No. 1-9115.

 ****** Incorporated by reference to the same numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998, Commission File No. 1-9115.

 ******* Incorporated by reference to the same numbered exhibit filed with the Registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2001, Commission File No. 1-9115.


 Management Contracts and Compensatory Plans

      The documents filed  as Exhibits 10.1,  10.2, 10.3,  10.4, 10.8,  10.9,
 10.10, 10.11, and 10.12 constitute management contracts or compensatory plans or arrangements within the meaning of SEC rules.

      (b)  Reports on Form 8-K.

            Current report on Form 8-K filed January 7, 2002
            Current report on Form 8-K filed February 1, 2002

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

                              COMPUTRAC, INC.

                         By: /S/ Harry W. Margolis
                         -------------------------
                             Harry W. Margolis

 Chairman of the Board of Directors, President, and Chief Executive Officer

                           Date:  May 1, 2002

           In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                 Title                      Date
        ---------                 -----                      ----

 /S/ Harry W. Margolis     Chairman of the Board of
     -------------------   Directors, President and
     Harry W. Margolis     Chief Executive Officer        May 1, 2002


 /S/ George P. Pardue      Chief Financial Officer
     -------------------   (Principal Financial and
     George P. Pardue      Accounting Officer)            May 1, 2002


 /S/ Dana E. Margolis      Secretary, Treasurer
     -------------------   and Director                   May 1, 2002
      Dana E. Margolis


 /S/ Kenneth R. Nicholas   Director                       May 1, 2002
     -------------------
     Kenneth R. Nicholas


 /S/ Gerald D. Harris      Director                       May 1, 2002
     -------------------
     Gerald D. Harris


 /S/ D. Bruce Walter       Director                       May 1, 2002
     -------------------
     D. Bruce Walter