Form 10QSB
period 2002-04-30
COMPUTRAC INC
filed 2002-06-12
CIK 720507

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

                  For the Quarterly Period Ended April 30, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days: Yes X     No ___

As of April 30, 2002 there were 6,595,889 shares of the registrant's $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ___    No X

     ======================================================================

                                 CompuTrac, Inc.

                                      INDEX

                          PART I. FINANCIAL INFORMATION


Item 1.      Financial Statements:

                    Balance Sheets
                       April 30, 2002 (unaudited) and January 31, 2002

                    Statements of Operations
                      (unaudited) - Three-month periods
                      ended April 30, 2002 and 2001

                    Statements of Cash Flows (unaudited) - Three-month
                      periods ended April 30, 2002 and 2001

                    Notes to Financial Statements
                      (unaudited)

Item 2.      Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations



                           PART II. OTHER INFORMATION

Item 6(a)    Exhibits

Item 6(b)    Reports on Form 8-K

             Signatures

-----------

Note:  Items 1 through 5 of Part II are omitted because they are not applicable.

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
           --------------------

                                 CompuTrac, Inc.

                                 BALANCE SHEETS

                                                                         April 30,     January 31,
                                                                           2002           2002
                                                                           ----           ----
ASSETS                                                                  (unaudited)

Current assets:
  Cash and cash equivalents                                            $ 2,050,237    $ 1,877,678
  Short-term investments                                                   200,000        600,000
  Accounts receivable, net of allowance for doubtful accounts

   of $23,000 and $20,000, respectively                                    400,743        365,154
  Other current assets                                                      70,198         63,262
                                                                       -----------    -----------
    Total current assets                                                 2,721,178      2,906,094
  Property, furniture and equipment, net of accumulated

   depreciation of $8,842,345 and $8,794,771, respectively                 842,632        883,656
  Capitalized software, net of accumulated

   amortization of $4,854,383 and $4,779,383, respectively               1,493,655      1,494,923

  Other assets                                                             365,179        353,479
                                                                       -----------    -----------
      Total assets                                                     $ 5,422,644    $ 5,638,152
                                                                       ===========    ===========

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
   Accounts payable                                                    $     7,625    $    52,592

   Accrued expenses                                                        217,121        154,797

   Note and interest payable - related party                               423,924        620,747
   Deferred systems revenues                                                30,678         51,780
                                                                       -----------    -----------
      Total liabilities                                                    679,348        879,916
                                                                       -----------    -----------

 Shareholders' equity:
    Preferred stock, $1.00 par value, 2,000,000 shares
     authorized, no shares issued and outstanding
    Common stock, $.01 par value, 13,000,000 shares

     authorized, 7,188,384 and 7,136,884 shares issued, respectively        71,884         71,369

    Additional paid-in capital                                           8,415,506      8,401,086

    Retained earnings                                                   (2,493,172)    (2,463,297)
                                                                       -----------    -----------
                                                                         5,994,218      6,009,158


  Less:  treasury shares at cost, 592,495 shares                        (1,250,922)    (1,250,922)
                                                                       -----------    -----------
      Total shareholders' equity                                         4,743,296      4,758,236
                                                                       -----------    -----------
    Total liabilities and shareholders' equity                         $ 5,422,644    $ 5,638,152
                                                                       ===========    ===========

See accompanying Notes to Financial Statements (unaudited) and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                 CompuTrac, Inc.

                      STATEMENTS OF OPERATIONS (unaudited)

                                                             Three-months
                                                            ended April 30,
                                                     --------------------------
                                                          2002           2001
                                                          ----           ----
Revenues:
      Systems sales                                  $   200,344    $   153,077
      Services and support                               781,751        955,278
                                                     -----------    -----------
                                                         982,095      1,108,355
Costs and expenses:
      Cost of system sales                                63,529         18,313
      Cost of services and support                        36,645         46,005
      A mortization of capitalized software               75,001         74,998
      Operating expenses                                 320,418        321,163
      Selling, general and administrative expenses       477,597        311,638
      Software research and development costs             46,687         52,778
                                                     -----------    -----------
                                                       1,019,877        824,895

Income (loss) from operations                            (37,782)       283,460
      Interest income, net                                 7,907         18,990
                                                     -----------    -----------
Net income (loss)                                    $   (29,875)   $   302,450
                                                     ===========    ===========

Income (loss) per share - basic                      $      (.01)   $      0.05
                                                     ===========    ===========

Income (loss) per share - diluted                    $      (.01)   $      0.05
                                                     ===========    ===========

      Weighted average number of common shares -
       basic                                           6,595,889      6,394,687
                                                     ===========    ===========

       diluted                                         6,595,889      6,397,929
                                                     ===========    ===========

See accompanying Notes to Financial Statements (unaudited) and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                 CompuTrac, Inc.

                      STATEMENTS OF CASH FLOWS (unaudited)

                                                                        Three-months
                                                                       ended April 30,
                                                                 --------------------------
                                                                     2002            2001
                                                                     ----            ----
Cash flows from operating activities:
        Net income (loss)                                        $   (29,875)   $   302,450
        Adjustments to reconcile net income (loss) to net cash
          provided by (used in) operating activities:
             Depreciation of property, furniture and equipment        47,575         51,896
             Amortization of capitalized software costs               75,001         74,998
        Changes in operating assets and liabilities:
             Accounts receivable                                     (35,589)      (223,029)
             Other current assets                                     (6,936)        26,022
             Other assets                                            (11,700)       (11,700)
             Accounts payable and accrued expenses                    17,356        (34,019)
             Deferred systems revenues                               (21,102)         2,508
                                                                 -----------    -----------
        Net cash provided by operating activities                     34,730        189,126
                                                                 -----------    -----------

Cash flows from investing activities:
        Additions to property, furniture and equipment                (6,551)        (1,833)
        Additions to capitalized software                            (73,732)       (73,731)
        (Purchases) maturities of certificates of deposit, net       400,000     (1,200,000)
                                                                 -----------    -----------
        Net cash provided by (used in) investing activities          319,717     (1,275,564)
                                                                 -----------    -----------

Cash flows from financing activities:
        Issuance of treasury shares                                     --            4,168
        Issuance of stock pursuant to severance agreements              --           26,250
        Issuance of Common Stock                                      14,935           --
        Payments on note payable - related party                    (196,823)          --
                                                                 -----------    -----------
        Net cash provided by (used in) financing activities         (181,888)        30,418
                                                                 -----------    -----------

        Net increase (decrease) in cash and cash equivalents         172,559     (1,056,020)

        Cash and cash equivalents at beginning of period           1,877,678      2,182,649

                                                                 -----------    -----------
        Cash and cash equivalents at end of period               $ 2,050,237    $ 1,126,629
                                                                 ===========    ===========

        Supplemental disclosures of cash flow information:
             Interest paid                                       $      --      $      --
                                                                 ===========    ===========

See accompanying Notes to Financial Statements (unaudited) and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                 CompuTrac, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.    Basis of Presentation
           ---------------------

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company's financial position, the changes in its financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended January 31, 2002. The Company assumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-KSB for the fiscal year ended January 31, 2002, has been omitted. The results of operations for the three-month period ended April 30, 2002 are not necessarily indicative of results for the entire year ending January 31, 2003.


Note 2.    Agreement and Plan of Merger
           ----------------------------

On January 3, 2002, CompuTrac entered into a definitive Agreement and Plan of Merger, dated as of January 3, 2002, pursuant to which ASA International Ltd. will acquire CompuTrac, Inc. The terms of the merger agreement provide that CompuTrac will be merged into RainMaker Software, Inc., a wholly-owned subsidiary of ASA, with CompuTrac stock being converted into a right to receive a pro rata share of 1,370,679 shares of ASA common stock and approximately $1,300,000 in cash, subject to certain conditions and adjustments.

In connection with the merger agreement, ASA and CompuTrac entered into a management agreement whereby RainMaker will manage the business of CompuTrac effective January 1, 2002. If the merger agreement is terminated, ASA will be entitled to retain the operating income of CompuTrac's business for the term of the management agreement, if any, or shall pay to CompuTrac the amount of any operating loss (excluding extraordinary items, as agreed to in writing by ASA and CompuTrac), if any, incurred during the term of the management agreement. For the quarter ended April 30, 2002, the management fee was $80,483.

ASA and certain stockholders of CompuTrac also entered into a Stockholders Agreement whereby ASA obtained a proxy to vote such stockholders shares in favor of the proposed merger and an option to purchase such stockholders' shares upon certain events.


Note 3.    Earnings per Share
           ------------------

Basic and diluted earnings per common share are computed based on the following information:
                                       Three months ended April 30, 2002
                                   ------------------------------------------
                                   Net earnings       Shares       Per share
                                   ------------  --------------  ------------

 Basic loss per common share         $ (29,875)       6,595,889    $   (.01)
 Effect of dilutive stock options         -                   -

                                   ------------  --------------
Diluted loss per common share        $ (29,875)       6,595,889    $   (.01)
                                   ============  ==============  ============

                                         Three months ended April 30, 2001
                                    --------------------------------------------
                                    Net earnings      Shares        Per share
                                    ------------  ---------------  -------------

 Basic earnings per common share     $ 302,450        6,394,687      $   0.05
 Effect of dilutive stock options         -               3,242

                                    -----------   ---------------
Diluted earnings per common share    $ 302,450        6,397,929      $   0.05
                                    ==========-   ===============  =============


Outstanding options that were not included in the computation of diluted earnings (loss) per share because their effect would be anti-dilutive totaled approximately 668,000 and 545,000 shares for the three months ended April 30, 2002 and 2001, respectively.

Item 2.    Management's Discussion and Analysis of Financial Condition and
           ----------------------------------------------------------------
           Results of Operations
           ---------------------

RESULTS OF OPERATIONS

Total revenues from operations decreased $126,000 (11%) to $982,000 for the quarter ended April 30, 2002 from $1,108,000 for the quarter ended April 30, 2001. Systems sales revenues increased $47,000 (31%) to $200,000 from $153,000. Services and support revenues decreased $173,000 (18%) to $782,000 from $955,000. The increase in system sales is attributable to an increase in installations of the Company's LFMS software products during the period along with an increase in revenue from computer hardware sales. The decrease in revenue from services and support was due to an overall decline in spending on technology and related services along with attrition in the existing client base.

Gross margin on systems sales declined to approximately 68% for the period ended April 30, 2002 from approximately 88% in the comparable period ended April 30, 2001. Margins on systems sales can fluctuate based on the mix of hardware and software products sold.

Amortization of capitalized software remained approximately the same for the period ended April 30, 2002 compared to the three months ended April 30, 2001.

Operating expenses also remained approximately the same for the quarter ended April 30, 2002 at $320,000 compared to $321,000 for the quarter ended April 30, 2001. Selling, general and administrative expenses increased $166,000 (53%) to $478,000 from $312,000. The increase is attributable to expenses related to the payment of severance and a retention bonus to former employees, advertising and other expenses incurred for the Company's Client Conference, and the fee associated with Management Agreement under the proposed Merger Agreement.

Software research and development costs decreased $6,000 (12%) to $47,000 for the quarter ended April 30, 2002 from $53,000 for the quarter ended April 30, 2001. The decrease in software research and development costs reflects the Company's current focus on supporting and improving the new CompuTrac LFMS SQL product.

Net interest income decreased $11,000 (58%) to $8,000 for the quarter ended April 30, 2002 from $19,000 for the quarter ended April 30, 2001. The decrease in net interest earnings from the prior comparable quarter was attributable to a decrease in interest rates and the amount of funds invested.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company considers investments with original maturity dates of 90 days or less to be cash equivalents. The overall increase in cash and cash equivalents of approximately $173,000 during the quarter ended April 30, 2002 is primarily attributable to the cash generated from the maturity of certain of the Company's certificates of deposit with maturities longer than 90 days.

Net cash provided by operating activities was $35,000 for the quarter ended April 30, 2002 compared to cash provided by operating activities of $189,000 for the quarter ended April 30, 2001. The decrease in cash provided by operating activities is primarily attributable to the net loss incurred during the current period compared to the net profit recognized in the comparable prior period. Net cash provided by investing activities was $320,000 for the current period versus $1,276,000 used in investing activities in the comparable prior period. The increase in cash provided by investing activities was due to the maturities of $400,000 of certificates of deposit in the current quarter. Net cash used in financing activities was $182,000 as compared to $30,000 cash provided by financing activities in the prior comparable period. This difference was primarily due to cash used in the current period to partially pay down a note to a related party.

On January 3, 2002, CompuTrac entered into a definitive Agreement and Plan of Merger, dated as of January 3, 2002, pursuant to which ASA International Ltd. will acquire CompuTrac, Inc. The terms of the merger agreement provide that CompuTrac will be merged into RainMaker Software, Inc., a wholly-owned subsidiary of ASA, with CompuTrac stock being converted into a right to receive a pro rata share of 1,370,679 shares of ASA common stock and approximately $1,300,000 in cash, subject to certain conditions and adjustments.

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

REVENUE RECOGNITION AND COMPANY OPERATIONS
The Company is a software development company that develops, markets, services and supports computer systems for the legal profession. System sales, service and support revenues are generally realized pursuant to a contract with the customer. The Company enters into software license agreements whereby the Company licenses software to a customer, providing that customer with the right to use the software. In accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position No. 97-2 "Software Revenue Recognition" (SOP 97-2), each element of the Company's software license contracts is separately identified and accounted for based on the relative fair values of that element. Accordingly, the Company recognizes software license revenue upon delivery and installation of the software and confirmation of customer acceptance per the terms of the contract. Other contractual services may include data conversion and training conducted by Company personnel following installation of the major components of software. Revenues related to these services are recognized at the time the services are rendered. In addition, the contract may provide for add-on software applications, which are still under development and which complement the core system, but are not integral to the basic functionality of the core system. Once the application is complete, the software application revenue is recognized when the installation of the application has occurred and evidence of customer acceptance has been obtained. Maintenance contracts related to system sales are deferred when applicable and recognized as revenue over the life of the contract.

                                 CompuTrac, Inc.

                           PART II. OTHER INFORMATION


Items 1 through 5 are not applicable.

Item 6-Exhibits and Reports on Form 8-K:
             (a) None
             (b) Current Report on Form 8-K/A filed February 1, 2002

                                 CompuTrac, Inc.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  June 11, 2002

                               /s/     CompuTrac, Inc.
                                   --------------------
                                       (Registrant)


                               /s/    Harry W. Margolis
                                     --------------------
                                      Harry W. Margolis
                             President and Chief Executive Officer
                                (Principal Executive Officer)